Form 10-K
period 2020-12-31
Aaron's Company, Inc.
filed 2021-02-23
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                  to
Commission file Number. 1-13941

 THE AARON'S COMPANY, INC.
(Exact name of registrant as specified in its charter)

Georgia				85-2483376
(State or other jurisdiction of incorporation or organization)				(I. R. S. Employer Identification No.)

400 Galleria Parkway SE	Suite 300	Atlanta	Georgia	30339-3194
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: (678) 402-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	AAN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded.
As of February 16, 2021, there were 34,204,911 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by The Aaron's Company, Inc. (the "Company") contain, or will contain, certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast," "outlook," or other similar words or phrases, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. In particular, information included under "Risk Factors," "Financial Statements and Supplementary Data," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in addition to the following other factors, risks, trends and uncertainties:
•the effect on our business from the COVID-19 pandemic and related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of the pandemic and such measures on: (a) demand for the lease-to-own products offered by the Company, (b) changes in lease merchandise write-offs and the provision for returns and uncollectible renewal payments, (c) our customers, including their ability and willingness to satisfy their obligations under their lease agreements, (d) our suppliers, including their ability to provide us with the merchandise we need to buy from them, (e) our associates, (f) our labor needs, including our ability to adequately staff our operations, (g) our revenue and overall financial performance and (h) the manner in which we are able to conduct our operations;
•changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business, and failures to comply with existing or new laws or regulations, including those related to consumer protection, as well as an increased focus on our industry by federal and state regulatory authorities, which we expect to intensify under the new Presidential Administration;
•our strategic plan, including components of that plan related to centralizing key processes, including customer lease decisioning and payments, and real estate repositioning and consolidation, failing to deliver the benefits and outcomes we expect, with respect to improving our business in particular;
•increased competition from direct-to-consumer and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors;
•financial challenges faced by our franchisees, which could be exacerbated in future periods by the COVID-19 pandemic and its unfavorable impacts on unemployment and other economic factors, and/or by related governmental or regulatory measures to combat the pandemic;
•weakening general market and economic conditions, especially as they may affect retail sales, unemployment and consumer confidence or spending levels;
•the possibility that the operational, strategic and shareholder value creation opportunities from the separation may not be achieved;
•the failure of the separation to qualify for the expected tax treatment;
•cybersecurity breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•our ability to attract and retain key personnel;
•our ability to maintain or improve market share in the categories in which we operate despite heightened competitive pressure;

•our ability to improve operations and realize cost savings;
•our ability to access capital markets or raise capital, if needed;
•our ability to protect our intellectual property and other material proprietary rights;
•changes in our services or products;
•our ability to acquire and integrate businesses, and to realize the projected results of acquisitions;
•negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•restrictions contained in our debt agreements; and
•other factors described in this Annual Report and from time to time in documents that we file with the SEC.
You should read this Annual Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "our Company", "The Aaron's Company," "Aaron's," "we," "us," "our" and similar expressions are references to The Aaron’s Company, Inc. and its consolidated subsidiaries, which holds, directly or indirectly, the assets and liabilities historically associated with the historical Aaron’s Business segment (the "Aaron’s Business") prior to the separation of the Aaron's Business segment from the Progressive Leasing and Vive segments further described below.
Our Company
The Aaron's Company, Inc. is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions generally focused on serving the large, credit-challenged segment of the population. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, including furniture, appliances, electronics, computers and a variety of other products and accessories. We focus on providing our customers with unparalleled customer service and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers, high approval rates and lease term flexibility. In addition, we offer a wide product selection, free prompt delivery, product setup, service and returns, and the ability to pause, cancel or resume lease contracts at any time with no additional costs to the customer.
As of December 31, 2020, the Company had 1,092 Company-operated stores in 43 states and Canada, and 248 independently-owned franchised stores in 35 states and Canada.
Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. thereafter was converted to a limited liability company ("Aaron’s, LLC"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron’s Business, and Vive segments.
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment from its Progressive Leasing and Vive segments and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business segment was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc. ("Aaron's", "The Aaron's Company" or the "Company"), a Georgia corporation, to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings common stock. Upon completion of the separation and distribution transaction, The Aaron's Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange ("NYSE"). References to PROG Holdings may refer to Aaron's, Inc. or Aaron's Holdings Company, Inc. for transactions, events, and obligations prior to the separation and distribution date or PROG Holdings, Inc. for transactions, events, and obligations of PROG Holdings at or subsequent to the separation and distribution date.
Strategic Plan
Our management team is committed to executing against the following core set of strategic priorities to further transform and grow the business:
•Promote our Value Proposition to Attract New Customers to our Brand – We continue to develop innovative marketing campaigns that better illustrate our value proposition to new, existing and previous Aaron’s customers. We utilize traditional and digital marketing communications aimed at educating our target customer about our key competitive advantages. Those advantages include competitive monthly payments and total cost of ownership, as compared to other LTO providers, high in-store approval rates and unparalleled customer service. In addition, we offer a wide product selection, free prompt delivery, product setup, service and returns, and the ability to pause, cancel or resume lease contracts at any time with no additional costs to the customer. We believe this value proposition, supported by our advanced omni-channel capabilities and existing store and supply chain infrastructure, differentiates us from competitors and will drive new customers to both our e-commerce and in-store channels.

•Enhance the Customer Experience Through Technology – We continue to provide an enhanced customer experience by developing and maintaining technologies that give the customer more control over the lease transaction. These technologies include data-enabled lease decisioning, fully transactional, on-line shopping, delivery management services and payment platforms that increase flexibility and customization for the customer. These initiatives are designed to provide our customers with the ability to transact, schedule deliveries, request service, and manage the payment process though their digital devices. We expect these initiatives to increase repeat business, reduce our customer acquisition cost, and improve the performance of our customer lease portfolio.
•Align our Store Footprint to our Customer Opportunity – We intend to reduce our 1,092 company-operated stores in existing markets by approximately 300 stores over the next 3 to 4 years. Through a strategic review of our real estate portfolio, we expect that we can increase profitability and continue to successfully serve our markets through a combination of (a) repositioning, remodeling and consolidating our existing stores and (b) utilizing our growing Aarons.com shopping and servicing platform. We expect that this strategy, together with our increased use of technology to better serve our customers, will enable us to reduce store count while retaining a significant portion of our existing customer relationships, as well as attracting new customers. Further, we believe there are opportunities to expand to new markets in the future. As part of the optimization of our store portfolio, we have successfully tested a new store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model.
•Maintain a Well-Capitalized Balance Sheet – As of December 31, 2020 we had cash and cash equivalents of approximately $76.1 million with additional liquidity available through a $250.0 million senior unsecured revolving credit facility from which no amounts have been drawn. We expect to utilize a flexible capital structure and our low-leverage balance sheet to execute our strategies and deliver sustainable, long-term growth. In addition to balance sheet flexibility, we expect to generate strong excess cash flow that will allow the Company to fund its operations, pursue strategic acquisitions or other strategic relationships, and return capital to shareholders.
Competitive Assets
We have a unique set of physical and intangible assets developed over decades in the LTO business, which are difficult, expensive, and time consuming to replicate. We have developed a comprehensive strategy to leverage these assets including the following:
•Our brand and physical presence in approximately 700 markets – With over 65 years in business, the Company is recognized nationwide as a leader in the LTO marketplace. This brand recognition has led to an approximate 66% repeat customer rate for the new leases we enter into, and as of December 31, 2020, our company-operated and franchised stores had approximately 1.1 million customers with active leases. The versatility of our business model enables us to successfully serve diverse markets including rural, suburban and urban markets, helping mitigate the impact of local economic disruptions resulting from specific industry economic cycles, weather, and other disruptive events.
•Industry leading technology and analytics – The Company has invested in technology to improve the customer experience and its operational execution. These investments include platforms for enhanced data analytics, algorithm-led lease approval decisioning, digital customer onboarding, centralized payment processing and an e-commerce website that allows the customer to review and select merchandise where the customer desires to do so, complete the lease application and, if approved, complete the LTO agreement and make the first lease payment on-line. Our technology-enabled platforms simplify the transaction and provide customers with enhanced transparency and flexibility throughout their lease, and provide management with information needed to optimize the financial performance of the business.
•Management teams with deep industry experience and customer relationships – The Company's stores are managed by a group of tenured managers and multi-unit leaders who have deep knowledge of the LTO transaction and operations, as well as experience with our credit challenged customer base. Our high levels of customer service are enhanced by years of relationship building and LTO industry experience that is hard to replicate. Our average management tenure is as follows: 8 years for store managers; 10 years for regional managers; 15 years for divisional vice presidents; and 22 years for our Chief Store Operations Officer.
•Last-mile, reverse logistics and refurbishment capabilities – We have approximately 2,200 delivery trucks located throughout our network enabling us to provide last-mile and reverse logistics capabilities in our markets. All Aaron’s stores have a dedicated logistics team and infrastructure that enable us to offer our customers complimentary, prompt delivery, in-home set-up, product repair or replacement services, and reverse logistics for the products our customers obtain from us. Our stores also include refurbishment operations for returned merchandise, allowing us to provide pre-leased products for lease or sales in our stores and maximize inventory utilization.

•In-house upholstered furniture and bedding manufacturing – Under our Woodhaven Furniture Industries ("Woodhaven") manufacturing division, we have the capacity to manufacture approximately 1.5 million units per year of furniture and bedding, utilizing over 800,000 square feet of manufacturing capacity in two primary furniture facilities and seven mattress locations. In-house manufacturing provides control over quality and construction, fast response to changing customer tastes and market trends, reduced inventory fulfillment lead times, and mitigation of inventory supply disruptions.
Operating Segments
As of December 31, 2020, the Company has one operating and reportable segment ("Aaron's"), which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our reportable segment may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
The Lease-to-Own Business Model
The LTO model offers customers an attractive alternative to traditional methods of purchasing home furnishings, electronics, appliances, computers and other consumer goods and accessories. In a standard LTO transaction, the customer has the option to acquire ownership of merchandise over a fixed term, usually 12 to 24 months, typically by making weekly, semi-monthly, or monthly lease payments. The customer also has the option to cancel the agreement at any time without penalty by returning the merchandise to the lessor and only making payments required for the accrued lease period. If the customer leases the item through the completion of the fixed term, they then obtain ownership of the item. In addition, LTO transactions typically include early ownership options, free delivery and in-home set-up of the merchandise, free repairs when needed, and other benefits.
An LTO agreement provides flexibility, an attractive upfront payment and no long-term commitment, and is available to all customers who qualify, including those who are credit challenged. Other consumers who find the LTO model appealing are those who have a temporary need for merchandise, those who want to try a product at home before committing to the full cost of ownership, and those who, despite access to credit, do not wish to incur additional debt. We believe the LTO value proposition results in high customer loyalty and repeat purchase behavior, which reduces customer acquisition costs and improves customer lifetime value.
LTO businesses benefit from relatively stable, recurring revenues and predictable cash flows provided by pools of lease agreements originated in prior periods. Our recurring revenue streams help insulate the business in times of macro-economic disruption and reduce reliance on current period sales and customer traffic for cash flows as compared to other retailing models. During the year ended December 31, 2020, approximately 88% of the Company's total revenue was generated from recurring revenue streams related to our contracted lease payments.
Our Market Opportunity
Our core customer base is principally comprised of consumers in the United States and Canada with limited access to traditional credit sources. According to Fair Isaacs Corporation, more than 100 million people in the United States either have no credit score or have a score below 650. Historically, during economic downturns, our customer base expands due to tightened credit underwriting by banks and credit card issuers, as well as employment-related factors which may impact customers’ ability to otherwise purchase products from traditional retailers using cash or traditional financing sources. We have stores strategically located in approximately 700 markets across the United States and are within five miles of 38% of households. We have stores strategically located in 24 markets across Canada and are within five miles of 11% of households. Our stores are designed and merchandised to appeal to customers across different types of markets, including urban, suburban and rural markets.
Operations
Aaron's Store-based and Omni-channel Operations
As of December 31, 2020, we have stores located in 47 states and Canada, and our portfolio is comprised of 1,092 company-operated locations and 248 franchised locations, which are owned and operated by independent franchisees on a licensed basis. We have developed a distinctive store concept including specific merchandising standards, store designs, and flexible pricing terms, all designed to appeal to our customer base. Our typical store layout is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Most stores have at least two trucks for prompt last-mile delivery, service and return of product.

We have developed an LTO industry-leading, omni-channel platform that allows Aaron’s to engage customers in ways that are convenient and preferable for them, including digitally streamlined shopping, servicing and payment options. One component of that omni-channel platform, our e-commerce website, Aarons.com, allows customers to seamlessly browse for merchandise, qualify for a lease, and complete the lease transaction. As a result of our technology-enabled omni-channel strategy, we are attracting more new and younger customers to our brand, with over half of the Aarons.com transactions throughout the year ended December 31, 2020 coming from individuals who previously had not shopped at Aaron’s.
We are committed to providing our customers with an exceptional in-store and on-line shopping experience. By leveraging our investments in technology, including Aarons.com, data-enabled lease decisioning, and our omni-channel customer service and payment platforms, we believe that we can serve our existing markets through a more efficient store portfolio while continuing to provide the high level of service our customers expect. We have identified a number of markets where we believe overall store counts can be meaningfully reduced and market economics improved. Concurrent with that optimization strategy, we have begun to roll-out a new store concept, which features larger showrooms and/or re-engineered and remodeled store layouts, an increased merchandise selection, technology-enabled shopping and checkout, and a refined operating model.
With decades of customer lease performance data and recent advancements in analytics, we have developed a proprietary lease approval process with respect to our U.S. company-operated store customers. This process includes an algorithm-enabled, centralized digital decisioning platform, which is designed to improve our customer experience by streamlining and standardizing the lease decisioning process and shortening transaction times. Customers receive lease approval amounts either on-line or in our stores through a quick, convenient process that enables them to shop on Aarons.com or at one of our company-operated retail locations. We have partnered with our franchisees to begin implementing that centralized decisioning platform in our franchised stores as well. We expect the benefits of our enhanced lease decisioning process to result in better lease performance with fewer delinquencies or defaults.
Merchandising
We employ a merchandising strategy that spans three primary key product categories: furniture, home appliances and electronics. We have long-term relationships with many well-known and aspirational brands, including Samsung®, GE®, HP®, JBL®, Simmons®, Lane® and Ashley®. We purchase merchandise directly from manufacturers and local distributors at competitive prices. One of our largest suppliers is our own Woodhaven Furniture Industries manufacturing division, which supplies the majority of the bedding and a significant portion of the upholstered furniture we lease or sell. In recent years, we have strategically focused on growing the revenue contribution of furniture and appliances to align with macro-economic expansion in these categories and attract new customers. In addition, we have increased our product offerings through expanded aisle capabilities on Aarons.com and our in-store digital shopping platforms.
The following table shows the percentage of our revenues attributable to different merchandise categories:

	Year Ended December 31,
Aaron's Merchandise Category	2020	2019	2018
Furniture	44%	44%	44%
Home appliances	29%	27%	25%
Electronics	24%	26%	28%
Other	3%	3%	3%
Franchising
As of December 31, 2020, we had 72 franchisees, who operate a total of 248 franchised store locations. We have existing agreements with our current franchisees to govern the operations of franchised stores. Our standard agreement is for a term of ten years, with one ten-year renewal option, and requires our franchisees to operate in compliance with our policies and procedures. In collaboration with our franchisees, we are able to refine, further develop and test operating standards, marketing concepts and product and pricing strategies that we believe will ultimately benefit our company-operated stores. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue collections from their stores.
From time to time, we may enter into franchise agreements with new franchisees or purchase store locations from our franchisees. We have purchased 295 store locations from our franchisees since January 1, 2017. We have not entered into a franchise agreement with a new franchisee in more than five years. We will continue to assess opportunities to both acquire existing franchise locations and franchise new markets that we wish to develop.

Some qualifying franchisees took part in a financing arrangement we established with several financial institutions to assist our existing franchisees in establishing and operating their store(s). Under that arrangement, which was originally established in 1994, we provide guarantees to the financial institutions that provide the loan facilities for amounts outstanding under this franchise financing program. At December 31, 2020, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $17.5 million, all of which would be due within the next two years. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes that any future amounts to be funded by the Company in connection with these guarantees will be immaterial.
Manufacturing
Woodhaven Furniture Industries, our domestic manufacturing division, was established in 1982. Woodhaven consists of two furniture and seven bedding manufacturing facilities totaling approximately 800,000 square feet of manufacturing space. Our in-house manufacturing capabilities help to ensure that during periods of supply chain volatility, we are better positioned to provide our stores with suitable inventory to meet customer demand. Substantially all the items Woodhaven produces continue to be leased or sold through our stores, including franchised stores. However, we also manufacture and sell furniture products to other retailers.
Woodhaven produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture produced by our integrated manufacturing operations incorporates features that we believe result in enhanced durability and improved shipping processes, as compared to furniture we would otherwise purchase from third parties. These features include (a) standardized components, (b) reduced number of parts and features susceptible to wear or damage, (c) more resilient foam, (d) durable fabrics and sturdy frames that translate to longer life and higher residual value, and (e) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned, so that our stores can continue to offer that furniture to our customers at a relatively lower price point. Furthermore, Woodhaven is also able to generate ancillary income and right-size production by selling furniture to third parties, including large, national retailers. During each of the years ended December 31, 2020, 2019 and 2018, approximately 16%, 8%, and 6%, respectively, of total non-retail sales, which we define as sales of new merchandise to our franchisees and to third-party retailers, were generated by Woodhaven from sales to third-party retailers.
Store Operations
We have various levels of leadership that oversee our business operations, including divisional vice presidents, area directors and regional managers. At the individual store level, the store manager is primarily responsible for managing and supervising all aspects of store operations, including (a) customer relations and account management, (b) deliveries and pickups, (c) warehouse and inventory management, (d) merchandise selection, (e) employment decisions, including hiring, training and terminating store employees, and (f) certain marketing initiatives. Store managers also administer the process of returning merchandise including making determinations with respect to inspection, product repair or replacement, sales, reconditioning and subsequent re-leasing.
Our business philosophy emphasizes the safeguarding of our assets, strict cost containment and financial controls. All personnel are expected to monitor expenses to contain costs. All material invoices are approved and paid utilizing our centralized corporate accounts payable process to enhance financial accountability. We believe that careful monitoring of lease merchandise as well as operational expenses enables us to maintain financial stability.
We use management information systems to facilitate customer orders, collections, merchandise returns and inventory monitoring. Each of our stores is network-linked directly to corporate headquarters enabling us to monitor single store performance on a daily basis. This network system assists the store manager in (a) tracking merchandise on the showroom floor and warehouse, (b) minimizing delivery times, (c) assisting with product purchasing, and (d) matching customer needs with available inventory.

Lease Agreement Approval, Renewal and Collection
We have a proprietary lease approval process with respect to our U.S. company-operated store customers through our algorithm-enabled, centralized digital decisioning platform, which is designed to improve our customer experience by streamlining and standardizing the lease decisioning process and shortening transaction times. We have started implementing this centralized decisioning platform in our franchised stores as well. In addition to utilizing this decisioning platform, our stores may occasionally complete the lease approval process by verifying the applicant’s employment, or other reliable sources of income, and using personal references, which was the approval method used by our stores prior to the implementation of our centralized digital decisioning platform. Generally, our in-store and e-commerce lease agreements require payments in advance, and the merchandise normally is returned if a payment is significantly in arrears, and we have been unable to reach an alternative payment arrangement with the customer.
One of the factors in the success of our operations is timely collections, which are monitored by store managers and employees and our call center associates. Customers who miss payments are contacted within a few days after their lease payment renewal dates to discuss working with them to find a way to keep their agreement current. When we have been unable to reach the customer by telephone, we may visit those customers at their residences to encourage them to keep their agreement current and potentially return the lease merchandise. Careful attention to collections is particularly important in LTO operations, where the customer has the option to cancel the agreement at any time by returning the product covered by the agreement, and each contractually due payment is considered a renewal of the agreement. Approximately 86% of the payments that we collect are via a payment card, which reduces our transaction costs and increases our efficiency. We continue to encourage customers to take advantage of the convenience of enrolling in our automatic payment program, as approximately 46% of our customers had done as of December 31, 2020. In addition, we continue to emphasize collections-related compliance training, monitoring, and improvement initiatives, to ensure compliance with federal and state laws and regulations and our internal policies.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues was 4.2%, 6.2% and 4.6% in 2020, 2019 and 2018, respectively. We believe that our collection and recovery policies comply with applicable laws, and we discipline any employee we determine to have deviated from such policies.
Customer Service
We believe our strong focus on customer satisfaction generates repeat business and long-lasting relationships with our customers. Our customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include early purchase options, free relocation of product to a new address within a specified geographic area, reinstatement options, product repair or replacement, and other discounts and benefits. To increase leasing transactions, we foster relationships with our existing customers to attract recurring business, and many new agreements are attributable to repeat customers. During the year ended December 31, 2020, approximately 66% of the new lease agreements we entered into were with repeat customers.
Our store-based operations offer customers the option to obtain a membership in the Aaron’s Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (a) product protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings.
The product protection benefits provide Club Program members with lease payment waivers for up to four months or a maximum of $1,000 on active customer lease agreements if the customer becomes unemployed or ill; replacement of the product if the product is stolen or damaged by an act of God; waiver of remaining lease payments on lease agreements where any member named on the lease agreement dies; and/or product repair or replacement for an extended period after the customer takes ownership.
Our emphasis on customer service at our store-based operations requires that we develop skilled, effective employees who value our customers and who possess and project a genuine desire to serve our customers’ needs. To meet this requirement, we have created and implemented a comprehensive associate development program for both new and tenured associates.
Our associate development program is designed to train our associates to provide a compliant, consistent and enhanced customer service experience, which is described in further detail within the "Human Capital Management" section below.
Distribution for our Store-based Operations
Our store-based operations utilize our 16 fulfillment centers to control merchandise and offer our customers a wide product assortment. These centers average approximately 124,000 square feet, giving us approximately 2.0 million square feet of logistics capacity outside of our network of stores.
We believe that our network of fulfillment centers provide a strategic advantage over our competitors. Our distribution system allows us to deliver merchandise promptly to our stores to quickly meet customer demand and effectively manage inventory levels. Most of our contiguous U.S. stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.

We realize freight savings from bulk discounts and more efficient distribution of merchandise by using fulfillment centers. We use our own tractor-trailers, local delivery trucks and various contract carriers to make weekly deliveries to individual stores.
Marketing and Advertising
Our marketing efforts target potential new customers, as well as current and previous customers, through a variety of traditional and digital media channels including on-line search, TV, radio, digital video, and direct mail, with a combination of brand and promotional messaging. We continue to test new ways to engage potential customers and identify audience segments that find the LTO solution appealing.
With our fast-growing e-commerce business, we focus heavily on digital marketing including search, display, and social media to help drive traffic to both stores and our e-commerce website. Our e-commerce marketing is dynamically managed on a daily basis and is growing as a share of spend relative to traditional marketing channels.
We continue to refine and expand our overall contact strategy to grow our customer base. We test various types of advertising and marketing campaigns and strategies, analyze the results of those tests and, based on our learnings, refine those campaigns and strategies to attempt to maximize their effectiveness with current and potential customers. By understanding optimal offers and products to promote to current and former customers, along with potential prospects, we look to continue improvements in marketing return on investment. With respect to existing customers, direct mail and email serve as the primary tools we utilize in our marketing strategies. With respect to marketing to potential customers, our primary tools currently include digital, direct mail, and traditional broadcasting and search advertising.
Human Capital Management
At December 31, 2020, we had approximately 9,400 full-time and part time team members, the majority of which were full time team members. Approximately 7,800 of our team members are store or divisional/regional staff, with the remainder being part of store support, fulfillment center, service center and Woodhaven employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relations with employees are good.
Diversity and Inclusivity
We believe in being an inclusive workplace for all of our employees and are committed to having a diverse workforce that is representative of the customers that choose to shop with us in-store or online and the communities in which we operate our businesses. A variety of perspectives enriches our culture, leads to innovative solutions for our business and enables us to better meet the needs of a diverse customer base and reflects the communities we serve. Our aim is to develop inclusive leaders and an inclusive culture, while also recruiting, developing, mentoring, training, and retaining a diverse workforce, including a diverse group of management-level employees. Our diversity and inclusion initiatives include:
•Providing executive, monetary and other support to our Employee Business Resource Groups ("EBRG") which provide educational and motivational events and mentorship experiences for our employees and support the Company’s objectives related to developing associates and creating diversity awareness, which include the Aaron’s Black Leadership Exchange, Aaron’s Women’s Leadership Network, Inspiring Growth and Unity at Aaron's for Latinos/Hispanics, and Pride Alliance;
•Establishing the Aaron’s Diversity and Inclusion Council to provide management support and oversight to our EBRGs, which includes leaders from multiple functional areas, including human resources, talent acquisition and onboarding, learning and development, total rewards (i.e., compensation and benefits), procurement, legal, store and executive leadership;
•Developing unconscious bias training for employees across the Company; and
•Implementing a talent review process designed to utilize a multi-factor approach to understanding the talents of our employees and the potential they have to be future Company leaders.
Development
We believe in offering career opportunities, resources, programs and tools to help employees grow and develop, as well as competitive wages and benefits. Our efforts in these areas include:
•Offering platforms, including our learning and development portal and other on-line and in-person professional growth and development training, to help employees develop their skills and grow their careers at the Company, including a third-party learning platform that offers over 16,000 courses to all management and store support center team members;
•Providing management development training to all of our management-level employees in 2020, including compliance, ethics and leadership training;

•Providing employees with recurring training on critical issues such as safety and security, compliance, ethics and integrity, and information security;
•Gathering engagement feedback from our employees on a regular basis and responding to that feedback in a variety of ways, including personal, one-on-one interactions, team meetings, leadership communications, and senior executive-led town hall meetings with employees;
•Offering a tuition reimbursement program that provides eligible employees up to $1,500 per year for courses related to current or future roles at the Company;
•Offering health benefits for all eligible employees, including our eligible hourly call-center, store-based and fulfillment center employees;
•Providing confidential counseling for employees through our employee assistance program;
•Providing paid parental leave – maternity, paternity and adoption;
•Providing paid time off; and
•Matching employees’ 401(k) plan contributions on up to 5% of eligible pay after one year of service; and offering an employee stock purchase program for eligible employees.
Health and Safety
Aaron’s takes the safety of our team members and our customers seriously. Aaron’s policies and training programs support our health and safety practices. Throughout the year, team members complete compliance training relevant to their role. Completion of required compliance training is closely managed to ensure that team members have the required skills and knowledge to perform ethically and safely. Additional protocols were implemented in 2020 designed to protect the health and safety of our team members and customers, in response to the global COVID-19 pandemic related to the novel coronavirus disease ("COVID-19"), including protocols and policies for wearing personal protective equipment such as masks, social distancing, enhanced cleaning and sanitation, and managing the flow of traffic within our stores and other facilities. Additionally, beginning in mid-March 2020, we transitioned associates whose job duties allow them to do so to work remotely from home for the foreseeable future.
Competition
We operate in a highly competitive market with competition from national, regional and local operators of direct-to-consumer LTO stores and websites, virtual LTO companies, traditional and e-commerce retailers (including many that offer layaway programs, point of sale financing, and title or installment lending), traditional and on-line sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or on-line retailers, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service, payment amounts, store location and terms, as well as total cost of merchandise ownership, the number and frequency of lease payments, and other factors.
Working Capital
Our LTO model results in us remaining the owner of merchandise on lease; therefore, our most significant working capital asset is merchandise inventory on lease. Our store-based and e-commerce operations also require us to maintain significant levels of merchandise inventory available for lease to provide the service levels demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. We believe our cash on hand, operating cash flows, and availability under our credit agreement is adequate to meet our normal liquidity requirements.
Raw Materials
The principal raw materials we use in furniture manufacturing at Woodhaven are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We have a diverse base of suppliers; therefore, we are not dependent on any single supplier. The sourcing of raw materials from our suppliers is not overly dependent on any particular country. While we have not had any material interruptions in our manufacturing operations due to COVID-19 pandemic-related shortages of raw materials, there can be no assurances that disruptions to our supply of raw materials will not become more significant going forward due to the adverse impacts of the pandemic.

Seasonality
Our revenue mix is moderately seasonal. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise off the showroom floor during the first quarter of the year. We expect these trends to continue in future periods.
Due to the seasonality of our business and the uncertainty surrounding the impact of the COVID-19 pandemic during the year ended December 31, 2020, including the impacts of current and/or future governmental assistance or stimulus, results for any quarter or period are not necessarily indicative of the results that may be achieved for a full fiscal year.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations, and are subject to oversight by various government agencies. In general, such laws regulate applications for leases, pricing, late charges and other fees, lease disclosures, the content of advertising materials, and certain collection procedures.
Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our business, results of operations, or financial condition.
At the present time, no federal law specifically regulates the LTO transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as collections activity, marketing disclosures to customers and customer contact may be subject to federal laws and regulation.
There has been increased legislative and regulatory attention in the United States, at both the federal and state levels, on financial services products offered to near-prime and subprime consumers in general, which may result in an increase in legislative regulatory efforts directed at the LTO industry. We cannot predict whether any such legislation or regulations will be enacted and what the impact would be on us.
Additional regulations are being developed, as the attention placed on financial services products and consumer debt transactions, including consumer debt collection practices, has grown significantly. We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our business, results of operations, or financial condition.
Federal regulatory authorities are increasingly focused on the subprime financial marketplace in which the LTO industry operates, and any of these agencies may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance.
From time to time, federal regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward our industry, or toward certain companies within the industry.
In addition to federal regulatory oversight, currently, nearly every state and most provinces in Canada specifically regulate LTO transactions via state or provincial statutes, including states in which we currently operate our stores. Most state LTO laws require LTO companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state LTO laws limit the retail price for an item, the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that LTO companies may charge on LTO transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our LTO transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state LTO laws.

Supply Chain Diligence and Transparency
Section 1502 of the Dodd-Frank Act was adopted to further the humanitarian goal of ending the violent conflict and human rights abuses in the Democratic Republic of the Congo and adjoining countries ("DRC"). This conflict has been partially financed by the exploitation and trade of tantalum, tin, tungsten and gold, often referred to as conflict minerals, which originate from mines or smelters in the region. Securities and Exchange Commission ("SEC") rules adopted pursuant to the Dodd-Frank Act require reporting companies to disclose annually, among other things, whether any such minerals that are necessary to the functionality or production of products they manufactured during the prior calendar year originated in the DRC and, if so, whether the related revenues were used to support the conflict and/or abuses.
Some of the products manufactured by Woodhaven Furniture Industries, our manufacturing division, may contain tantalum, tin, tungsten and/or gold. Consequently, in compliance with SEC rules, we have adopted a policy on conflict minerals, which can be found on our website at investor.aarons.com. We have also implemented a supply chain due diligence and risk mitigation process with reference to the Organisation for Economic Co-operation and Development, or the OECD, guidance approved by the SEC to assess and report annually whether our products are conflict free.
We expect our suppliers to comply with the OECD guidance and industry standards and to ensure that their supply chains conform to our policy and the OECD guidance. We plan to mitigate identified risks by working with our suppliers and may alter our sources of supply or modify our product design if circumstances require.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders. Our Internet address is www.aarons.com.
ITEM 1A. RISK FACTORS
The Company’s business is subject to certain risks and uncertainties. Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. However, there may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.
Summary of Risk Factors
Risks Related to Our Business
•The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods.
•Federal and state regulatory authorities are increasingly focused on our industry, and in addition to being subject to various existing federal and state laws and regulations, we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, pricing restrictions, fines, penalties or other government-required payments by us, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may be materially adverse to our business, results of operations or financial condition.
•We continue to implement a strategic plan within our business that has changed, and is expected to continue to change, significant aspects of how our business has operated historically, and there is no guarantee that it will be successful.
•We face many challenges which could materially and adversely affect our overall results of operations, including the commoditization of certain product categories, increasing competition from a growing variety of sources, a decentralized, high-fixed-cost operating model, adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic, increasing costs for labor and transportation, and lower lease volumes, and thus, less recurring revenues written into our customer lease portfolio.
•The transactions offered to consumers by our business may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers, demand for our services and the transactions we offer could decrease and our business, results of operations or financial condition could be materially adversely affected.
•From time to time we are subject to regulatory and legal proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business.

•Certain judicial or regulatory decisions may restrict or eliminate the enforceability of certain types of contractual provisions, such as mandatory arbitration clauses, designed to limit costly litigation, including class actions, as a dispute resolution method.
•Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
•If we do not maintain the privacy and security of customer, employee or other confidential information, due to cybersecurity-related "hacking" attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and damage to our reputation, any one of which could have a material adverse impact on our business, results of operations or financial condition.
•Given the nature of the COVID-19 pandemic, including the significant job losses caused by the pandemic, and uncertainty regarding how many unemployed workers will return to their jobs, and when they may do so, our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us.
•Our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us, even after the COVID-19 pandemic subsides.
•We could lose our access to our third-party data sources, including, for example, those sources that provide us with data that we use as inputs into our centralized decisioning tools, which could cause us competitive harm and have a material adverse effect on our business, results of operations, or financial condition.
•If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
•We may engage in, or be subject to, litigation with our franchisees.
•The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions, and unfavorable economic conditions in the markets where we operate could negatively impact our financial performance.
•We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
•Our inability to recruit and retain qualified employees or violations by us of employment or wage and hour laws or regulations could have an adverse impact on our business, results of operations or financial condition.
•The geographic concentration of our store locations may have an adverse impact on our financial performance due to economic downturns and serious weather events in regions where we have a high concentration of our stores.
Risks Related to the Separation and Distribution
•We have not operated as an independent company since before the 2014 acquisition of the Progressive Leasing business segment by our parent entities, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
•We may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect our business, results of operations or financial condition.
•As a separate publicly traded company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and our failure to do so could materially and adversely affect us. We will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company that is no longer a part of PROG Holdings.
•In connection with our separation from PROG Holdings, formerly Aaron's Holdings Company, Inc., or Aaron's, Inc. prior to the holding company formation, PROG Holdings will indemnify us for certain liabilities, and we will indemnify PROG Holdings for certain liabilities. If we are required to make payments to PROG Holdings under these indemnities, our financial results could be negatively impacted. The PROG Holdings indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which PROG Holdings will be allocated responsibility, and PROG Holdings may not be able to satisfy its indemnification obligations in the future.

•If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, PROG Holdings, The Aaron's Company, and their shareholders could be subject to significant tax liabilities and, in certain circumstances, Aaron's could be required to indemnify PROG Holdings for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
•U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions.
•Certain members of management, directors and shareholders will hold stock in both PROG Holdings and us and as a result may face actual or potential conflicts of interest.
•As an independent, publicly traded company, we may not enjoy the same benefits that were available to us as a segment of PROG Holdings. It may be more costly for us to separately obtain or perform the various corporate functions that PROG Holdings performed for us prior to the separation, and we will need to incur the costs, which could be material, to replicate certain systems, infrastructure and personnel to which we will no longer have access in our post-separation operations.
•We or PROG Holdings may fail to perform certain transitional services under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements covering those services expire.
Risks Related to Ownership of our Common Stock
•We cannot guarantee that an active trading market for our common stock will be sustained, and our stock price may fluctuate significantly.
•If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
•Shareholders' percentage of ownership in us may be diluted in the future.
•We cannot guarantee the timing, amount or payment of dividends on our common stock, or whether any dividends will be declared by our Board of Directors.
•Our amended and restated bylaws designate the Georgia State-Wide Business Court in the State of Georgia as the exclusive forum for certain litigation, which may limit our shareholders’ ability to choose a judicial forum for disputes with us.
•Certain provisions in our articles of incorporation and bylaws, and of Georgia law, may deter or delay an acquisition of us.
Risks Related to Our Business
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods.
The COVID-19 pandemic may adversely impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. In March 2020, the COVID-19 pandemic was declared a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put into place, and others in the future may put into place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. In the general economy, these orders or restrictions, or the perception that these orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. Because of the size and breadth of this pandemic, all the direct or indirect consequences of COVID-19 are not yet known and may not emerge for some time.
As the virus continues to unfold in the United States, or if other pandemics, epidemics or similar public health threats (or fears of such events) were to occur, our business, results of operations or financial condition may be materially and adversely affected. The extent to which the COVID-19 pandemic or other similar public health threats would ultimately impact us will depend on a number of factors and developments that we are not able to predict or control, including, among others:
•the duration and severity of the outbreak, including, for example, localized outbreaks and whether there are further, additional "waves" of COVID-19 cases or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where our stores operate, and how widespread any such additional wave of infections may become;

•the impact of any such outbreaks on our customers, suppliers and employees; governmental, business and other actions in response to such outbreaks, including the possibility of additional state or local emergency or executive orders, including any stay-at-home orders, that, unlike recent governmental orders of that nature, may not deem our businesses to be essential, and thus, exempt from all or some portion of such orders;
•the health of and the effect of the COVID-19 pandemic on our workforce; whether there will be additional rounds of government stimulus and supplemental unemployment benefits in response to the COVID-19 pandemic, as well as the nature, timing and amount of such stimulus or unemployment payments; supply chain disruptions, including the inability of certain of our suppliers to timely fill our orders for merchandise; and
•the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as work-from-home or other remote working arrangements that are applicable to our associates.
In addition, if the COVID-19 pandemic creates disruptions or turmoil in the credit markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
In response to the COVID-19 pandemic, local, state and federal governmental authorities issued various forms of stay-at-home orders. Aaron's has been classified as a provider of essential products in most jurisdictions, and thus, its store showrooms generally were not required to close. Despite such exemption, beginning in mid-March 2020, we largely shifted to e-commerce and curbside service for our company-operated stores to protect the health and safety of our customers and associates, except where such curbside service was prohibited by governmental authorities. While we have since reopened nearly all of our store showrooms, there can be no assurances that these operations will continue to remain open if, for example, there are localized increases or additional "waves" in the number of COVID-19 cases and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms temporarily or otherwise limit their operations to protect the health and safety of our customers and associates, as we have done, for example, where we learn that an employee or customer who was in a store location has subsequently tested positive for COVID-19. Such governmental requirements or voluntary action could adversely impact future financial performance. Additionally, we have experienced disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, required us to procure inventory from alternative sources at higher costs.
In addition, factors that will negatively impact our ability to successfully resume full operations during the current outbreak of COVID-19 or another pandemic, epidemic or similar public health threat include:
•the ability to attract customers to store showrooms given the risks, or perceived risks, of gathering in public places;
•the ability to recruit, retain and reinstate furloughed associates to assist in the re-openings of showrooms and fulfillment centers;
•supply chain delays and disruptions due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, or other pandemic-related risk mitigation limitations and restrictions; and
•fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending.
The COVID-19 pandemic has adversely impacted unemployment rates, consumer confidence and other aspects of the United States and many other economies, and may continue to do so for an extended period of time. There may be further increases in unemployment, and further deterioration in other aspects of the economy, as the duration of the COVID-19 pandemic continues and/or its severity increases. Although we have experienced higher collection rates from our customers to-date, which we believe is due in part to government stimulus payments and enhanced unemployment benefits, there can be no assurances that continued high unemployment rates, a deterioration of consumer confidence or other adverse economic consequences of the COVID-19 pandemic will not have an unfavorable impact on our collections in future periods and/or the number of new leases that we generate, the size of our lease transactions, or other aspects of our performance, which could have an unfavorable impact on our business, results of operations, or financial condition.
Beginning in March 2020, we temporarily suspended our royalty fee of 6% of weekly cash revenue collections required to be paid by Company franchisees. Although we reinstated the franchise royalty fee during the second quarter of 2020, there can be no assurance that we will not reinstitute such a royalty suspension in future periods if we believe circumstances warrant that approach. We have offered, and are continuing to offer, programs to support our customers who are impacted by COVID-19 and its adverse economic impacts, including payment deferrals, which may negatively impact our business, results of operations or financial condition in the near term. Notwithstanding these customer support programs, a continuation or worsening of current economic conditions may result in lower consumer confidence and our customers not entering into new lease agreements with us or lease modifications, or refraining from continuing to pay their lease obligations at all, which may adversely affect our business and results more substantially over a longer period.

The extent of the impact of the outbreak of COVID-19 on our business, results of operations or financial condition will depend largely on future developments, including the severity and duration of the outbreak in the U.S., whether there are additional "waves" or other meaningful increases in the number of COVID-19 cases in future periods, whether there will be additional rounds of government stimulus and/or supplemental unemployment payments and the amounts and durations of any such government stimulus, the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. COVID-19 presents material uncertainty and risk with respect to our business going forward and our future results of operations or financial condition.
Federal and state regulatory authorities are increasingly focused on our industry, and in addition to being subject to various existing federal and state laws and regulations, we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, pricing restrictions, fines, penalties or other government-required payments by us, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may be materially adverse to our business, results of operations or financial condition.
Federal regulatory authorities such as the Federal Trade Commission (the "FTC") are increasingly focused on the subprime financial marketplace in which the LTO industry operates, and any of these federal agencies, as well as state regulatory authorities, may propose and adopt new regulations, or interpret existing regulations in a manner, that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, we believe, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry have been adopted. We expect this increased focus by federal and state regulatory authorities to intensify under the new Presidential Administration. Regulators and courts may apply laws or regulations to our businesses in inconsistent or unpredictable ways that may make compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely impact the manner in which we operate. For more information, see "Business—Government Regulation."
Nearly every state, the District of Columbia, and most provinces in Canada specifically regulate LTO transactions. Furthermore, certain aspects of our business, such as the content of our advertising and other disclosures to customers about our LTO transactions; and our collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, any credit reporting practices we may decide to engage in, and the manner in which we process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer data, which will result in increased regulatory oversight and litigation risks and increase our compliance-related costs in California. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Moreover, other states may adopt privacy-related laws whose restrictions and requirements differ from those of the CCPA and CPRA, requiring us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance.
Many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions, and complying with them is difficult, expensive and uncertain. Furthermore, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject us to "headline risks" that could negatively impact our business in a particular market or in general and, therefore, may adversely affect our share price.
We have incurred and will continue to incur substantial costs to comply with federal and state laws and regulations. In addition to compliance costs, we may continue to incur substantial expenses to respond to federal and state government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, including those arising out of our or our franchisees’ alleged violations of existing laws and/or regulations.
Further, certain political candidates for various offices have from time-to-time indicated a desire to increase the level of regulation and regulatory scrutiny applicable to LTO and similar subprime financial services providers. If elected, these candidates may propose new laws and regulations (or appoint individuals who could reinterpret existing regulations) that, if adopted, would adversely impact our current operations and the regulatory landscape for businesses such as ours.

Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in financial, banking or lending services, or LTO or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our legacy operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future.
We continue to implement a strategic plan within our business that has changed, and is expected to continue to change, significant aspects of how our business has been operated historically, and there is no guarantee that it will be successful.
Our strategic plan for our business includes a number of key initiatives to improve profitability, including centralizing key processes, rationalizing and repositioning real estate, and enhancing our e-commerce platform. There is no guarantee that these initiatives will be successful. For example, we may not be successful in our attempts to attract new customers to our brand, develop the technology needed to further enhance our customers’ experiences with us, or align our store footprint with market opportunities due to an inability to secure new store locations, or otherwise.
With respect to centralizing key processes, we have recently implemented a centralized customer lease decisioning process in all of our company-operated stores, and have started implementing that centralized decisioning tool in our franchised stores as well. We may not execute the procedural and operational changes and systems necessary to successfully implement the centralized decisioning initiative, and it is possible that centralized customer lease decisioning will not be as effective or accurate as the decentralized, store-based decisioning process we historically used in our business.
Regarding our real estate strategy, the buildout of our new store concept and operating model includes geographically repositioning a significant number of our store locations into larger buildings and/or into different geographic locations that we believe will be more advantageous, and also re-engineering and remodeling certain existing stores, to provide for larger selections of merchandise and other more complex features. We expect to incur significant capital costs, including build-out or remodeling costs for this new store concept and operating model and exit costs from the termination of current leases and sale of current properties. In addition, we have not historically managed or operated stores with larger footprints or more complex, re-engineered stores and operating models, and thus, we expect that our management team and store associates for those locations will need to adjust to managing and operating larger, more complex stores, and there can be no assurances that those stores will be successful.
There can be no assurance that the real estate component of our strategy will be successful. For example, we may not be successful in transitioning the customers of our stores that are closed or repositioned to other stores that remain open or to our new store concept and operating model, and thus, could experience a reduction in revenue and profits associated with such a loss of customers. In addition, we may not be able to identify and secure a sufficient number of store locations that are able to support our new store concept, at reasonable lease rates and terms, or at all.
Our e-commerce platform also is a significant component of our strategic plan and we believe it will drive future growth of this segment. However, to promote our products and services and allow customers to transact on-line and reach new customers, we must effectively maintain, improve and grow our e-commerce platform. While we believe our e-commerce platform currently is superior to those of our traditional LTO competitors, many of the traditional, virtual and "big-box" retailers and other companies with whom we compete have more robust e-commerce platforms and logistics networks than ours, and have more resources to dedicate to improving and growing their e-commerce platforms. There can be no assurance that we will be able to effectively compete against those companies’ e-commerce platforms and logistics networks, or maintain, improve or grow our e-commerce platform in a profitable manner.
There can be no guarantee that our current strategy for our business, and our current or future business improvement initiatives related thereto, will yield the results we currently anticipate (or results that will exceed those that might be obtained under prior or other strategies). We may fail to successfully execute on one or more elements of our current strategy, even if we successfully implement one or more other components. In addition, the estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors.
If we cannot address these challenges successfully, or overcome other critical obstacles that may emerge as we continue to pursue our current strategy, it may adversely impact our business, results of operations or financial condition.
We face many challenges which could materially and adversely affect our overall results of operations, including the commoditization of certain product categories, increasing competition from a growing variety of sources, a decentralized, high-fixed-cost operating model, adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic, increasing costs for labor and transportation, and lower lease volumes, and thus, less recurring revenues written into our customer lease portfolio.
Our business currently faces and may face new challenges relating to the commoditization of certain product categories. For example, due to an increasing supply of electronics, and retail strategies that include implementing frequent price-lowering sales and using certain electronics as "loss leaders" to increase customer traffic in stores, there is significant price-based competition or "commoditization" of electronics, particularly for televisions. We do not expect the commoditization of the electronics category to subside and it may expand to other product categories with increasing frequency in the future, including appliances and furniture. We also face competition from a growing variety of sources, including traditional and on-line LTO and rent-to-rent companies, traditional and "big-box" retailers, the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date, traditional and on-line providers of used goods, and indirectly from financing companies, such as payday and title loan companies, who provide customers with loans that enable them to shop at traditional retailers. This increasing competition from these sources may reduce our market share as well as our operating margins, and may materially and adversely affect our overall results of operations. Many of the competitors discussed above have more advanced and modern e-commerce, logistics and other technology applications and systems that offer them a competitive advantage in attracting and retaining customers for whom we compete, especially with respect to younger customers. In addition, those competitors may offer a larger selection of products and more competitive prices.
We believe the significant increase in the amount and type of competition, as discussed above, may result in our customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store revenues, revenue and profits, or entering into lease agreements with our competitors. We calculate same store revenues growth, which is impacted by the amount of recurring lease revenues written into and exiting our customer lease portfolio in current and prior periods and by the amount of that revenue we collect from our customers, by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues for our business, including:
•changes in competition;
•general economic conditions;
•economic challenges faced by our customer base;
•new product introductions;
•consumer trends;
•changes in our merchandise mix;
•timing of promotional events;
•our ability to execute our business strategy effectively; and
•the favorable impact of government stimulus and supplemental unemployment benefits on our collections, during the COVID-19 pandemic.
Our business has a decentralized, high fixed cost operating model due to, among other factors, our significant labor related to our selling and collections functions, the costs associated with our last-mile delivery, our fulfillment centers and related logistics functions, and our manufacturing operations. That model may result in negative operating leverage in a declining revenue environment, as we may not be able to reduce or "deleverage" those fixed costs in proportion to any reduction in the revenues of our business, if at all, and our failure to do so may adversely affect our overall results of operations.
In addition, our supply chain function and financial performance may suffer adverse consequences related to the decreases we have experienced, and may continue to experience, in the volume of merchandise we purchase from third party suppliers, due to, among other factors, our store closures, declining sales of merchandise to franchisees, and lower lease volumes. Those consequences may include, for example, smaller discounts from our vendors, or the elimination of discount programs previously offered to us, which may have an adverse impact on our results of operations. Declining merchandise purchase volumes have caused us to rationalize and consolidate, and may result in us further rationalizing and consolidating, vendors for certain product categories, and we may not effectively implement those vendor consolidation initiatives, which could lead to disruptions to our supply chain, including delivery delays or unavailability of certain types of merchandise for our stores and our franchisees’ stores.
We have experienced and may continue to experience increases in the costs we incur to purchase certain merchandise that we offer for sale or lease to our customers, due to tariffs, increases in prices for certain commodities, COVID-19 related supply chain disruptions, and increases in the costs of shipping the merchandise to our distribution centers and store locations. We have limited or no control over many of these inflationary forces on our costs. In addition, we may not be able to recover all or even a portion of such cost increases by increasing our merchandise prices, fees, or otherwise, and even if we are able to increase merchandise prices or fees, those cost increases to our customers could result in the customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store revenues, revenues and profits.

If we are unable to successfully address these challenges, our overall business, results of operations or financial condition may be materially and adversely affected as well.
The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers, demand for our services and the transactions we offer could decrease and our business, results of operations or financial condition could be materially adversely affected.
Certain consumer advocacy groups, media reports, federal and state regulators, and certain candidates for political offices have asserted that laws and regulations should be broader and more restrictive regarding LTO transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our LTO programs or the lack of viable alternatives for our customers’ needs. Although we strongly disagree with these characterizations, if the negative characterization of these types of LTO transactions becomes increasingly accepted by consumers, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, if the negative characterization of these types of transactions is accepted by regulators and legislators, or if political candidates who have a negative view of the LTO industry are ultimately elected, we could become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations or financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, for example, to comply with the laws and regulations applicable to the traditional and/or e-commerce models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory could result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.
From time to time we are subject to regulatory and legal proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business.
We are subject to legal and regulatory proceedings from time to time which may result in material damages or place significant restrictions on our business operations, and/or divert our management’s attention from other business issues and opportunities and from our ongoing strategic plan to improve our performance. There can be no assurance that we will not incur material damages or penalties in a lawsuit or other proceeding in the future and/or significant defense costs related to such lawsuits or regulatory proceedings. Significant adverse judgments, penalties, settlement amounts, amounts needed to post a bond pending an appeal or defense costs could materially and adversely affect our liquidity and capital resources. It is also possible that, as a result of a present or future governmental or other proceeding or settlement, significant restrictions will be placed upon, or significant changes made to, our business practices, operations or methods, including pricing or similar terms. Any such restrictions or changes may adversely affect our profitability or increase our compliance costs.
Certain judicial or regulatory decisions may restrict or eliminate the enforceability of certain types of contractual provisions, such as mandatory arbitration clauses, designed to limit costly litigation, including class actions, as a dispute resolution method.
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require customers and employees to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. Recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, employees and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us.
The industries in which we operate are highly competitive and highly fluid, particularly in light of the sweeping new regulatory environment we are witnessing from regulators such as the FTC, among others, as discussed above.

Our competitors include national, regional and local operators of LTO stores, virtual LTO companies that offer LTO options through traditional independent and "big-box" retailers, traditional and on-line providers of used goods and merchandise, traditional, "big-box" and e-commerce retailers (including retailers who offer layaway programs) and various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense.
If we do not maintain the privacy and security of customer, employee or other confidential information, due to cybersecurity-related "hacking" attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and damage to our reputation, any one of which could have a material adverse impact on our business, results of operations or financial condition.
Our business involves the collection, processing, transmission and storage of customers’ personal and confidential information, including social security numbers, dates of birth, banking information, credit and debit card information, data we receive from consumer reporting companies, including credit report information, as well as confidential information about our employees, among others. Much of this data constitutes confidential personally identifiable information ("PII") which, if unlawfully accessed, either through a "hacking" attack or otherwise, could subject us to significant liabilities as further discussed below.
Companies like us that possess significant amounts of PII and/or other confidential information have experienced a significant increase in cybersecurity risks in recent years from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology ("IT") systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, destroy or manipulate various types of information that we rely on, including PII and/or other confidential information. In addition, various third parties, including employees, contractors or others with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Any significant compromise or breach of our data security, whether external or internal, or misuse of PII and/or other confidential information may result in significant costs, litigation and regulatory enforcement actions and, therefore, may have a material adverse impact on our business, results of operations or financial condition. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded.
While we have implemented network security systems and processes (including engagement of third-party data security services) to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. In addition, certain of our confidential information, and information regarding our customers, may be gathered, processed, and or/stored through, or on, the networks or other systems of third-party vendors or service providers whom we have engaged. While we endeavor to conduct due diligence on those third parties regarding their data security and protection policies and procedures, and the methods they use to safeguard such information, we ultimately do not, and are unable to, manage or control those third parties' efforts to safeguard against data security breaches or misuse of data, or data loss or theft, that may involve our confidential information or the confidential information of our customers. We maintain private liability insurance intended to help mitigate the financial risks of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents, and our exposure resulting from any serious unauthorized access to, or use of, secured data, or serious data loss or theft, could far exceed the limits of our insurance coverage for such events. Further, a significant compromise of PII and/or other confidential information could result in regulatory penalties and harm our reputation with our customers and others, potentially resulting in a material adverse impact on our business, results of operations or financial condition.
The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. For example, the CCPA, which became effective in January 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer and employee data; expose our operations in California to increased regulatory oversight and litigation risks; and increase our compliance-related costs. These costs, including others relating to increased regulatory oversight and compliance, could be substantial and adversely impact our business, results of operations or financial condition.

We also believe successful data breaches or cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general.
Given the nature of the COVID-19 pandemic, including the significant job losses caused by the pandemic, and uncertainty regarding how many unemployed workers will return to their jobs, and when they may do so, our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us.
As a result of the shift in operations driven by the COVID-19 pandemic, we accelerated the rollout of similar centralized lease decisioning processes and tools in all of our company-operated stores in the United States as of April 30, 2020 and finalized the rollout during the second quarter of 2020. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic and changes in consumer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the COVID-19 pandemic, our decisioning process may require adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient.
Our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us, even after the COVID-19 pandemic subsides.
We believe our centralized customer lease decisioning process to be a key to the success of our business going forward. Even after the COVID-19 pandemic subsides, unexpected changes in behavior caused by macroeconomic conditions such as the U.S. economy experiencing a recession and job losses related thereto, increases in interest rates, inflationary pressures, changes in consumer preferences, availability of alternative products or other factors, could lead to increased incidence and costs related to defaulted leases and/or merchandise losses, including increased merchandise write-offs. Such unexpected changes in behavior caused by such factors could result in behaviors and attributes observed for prior customers no longer being indicative of performance by future customers, and thus, our centralized lease decisioning process not being as effective as we had expected.
We could lose our access to third-party data sources, including, for example, those sources that provide us with data that we use as inputs into our centralized decisioning tools, which could cause us competitive harm and have a material adverse effect on our business, results of operations or financial condition.
We are heavily dependent on data provided by third-party providers such as customer attribute data provided by external sources, including for use as inputs in our centralized decisioning tools. Our centralized decisioning tools rely on these third-party data providers for data inputs that are a critical part of our centralized decisioning processes. Our data providers could experience outages or otherwise stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business, and our centralized decisioning processes in particular, would be negatively impacted, which would adversely affect our business, results of operations or financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.

If our information technology systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
We rely on our information technology systems to carry out our in-store and e-commerce applicant decisioning process and to process transactions with our customers, including tracking and processing lease payments on merchandise, and other important functions of our business. Failures of our systems, such as "bugs", crashes, internet failures and outages, operator error, or catastrophic events, could seriously impair our ability to operate our business, and our business continuity and contingency plans related to such information technology failures may not be adequate to prevent that type of serious impairment. If our information technology systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales, including due to an interruption to our centralized lease decisioning and collection functions, and we could experience increased costs and expenses to remediate the problem. As we continue to centralize more of our operations, the risks and potential unfavorable impacts of systems failures will become more significant, and there can be no assurances that we can successfully mitigate such heightened risks.
We may engage in, or be subject to, litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. We may also engage in future litigation with franchisees to enforce the terms of our franchise agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our products and the customer experience. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure documents, including claims based on financial information contained in those documents. Engaging in such litigation may be costly, time-consuming and may distract management and materially adversely affect our relationships with franchisees. Any negative outcome of these or any other claims could materially adversely affect our business, results of operations or financial condition and may damage our reputation and brand. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.
The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions, and unfavorable economic conditions in the markets where we operate could negatively impact our financial performance.
The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions in the markets where we operate, such as levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of food, energy, and housing and inflationary trends related thereto, recessions and fears of economic downturns, and consumer confidence in general, all of which are beyond our control. Unfavorable general economic conditions, due to any one or more of these or other factors, could cause our customers and potential customers to forego purchasing or leasing merchandise from us, or to decrease the amount of merchandise that they otherwise may purchase or lease from us, especially with respect to merchandise considered to be discretionary items. Such unfavorable economic conditions and their related impact on our customers’ confidence could result in lower lease renewal rates, fewer new leases being entered into, increases in product returns, decreases in collections, and larger merchandise write-offs, which could negatively impact our business and financial results, including our revenue and profitability.
Our current insurance program may expose us to unexpected costs, including casualty and accident related self-insured losses, and negatively affect our financial performance.
Our insurance coverage is subject to deductibles, self-insured retentions, limits of liability and similar provisions that we believe are prudent based on our overall operations. We may incur certain types of losses that we cannot insure or which we believe are not economically reasonable to insure, such as theft, damage or destruction of merchandise that is on-lease to our customers and not in our possession, and pandemic diseases. If we incur these losses and they are material, our business could suffer. Certain material events may result in sizable losses for the insurance industry and adversely impact the availability of adequate insurance coverage or result in excessive premium increases. To offset negative cost trends in the insurance market, we may elect to self-insure, accept higher deductibles or reduce the amount of coverage in response to these market changes. In addition, we self-insure a portion of expected losses under our workers’ compensation, general liability, and group health insurance programs. Unanticipated changes in any applicable actuarial assumptions and management estimates underlying our recorded liabilities for these self-insured losses, including potential increases in medical and indemnity costs, could result in significantly different expenses than expected under these programs, which could have an unfavorable effect on our financial condition and results of operations. Although we continue to maintain property insurance for catastrophic events, we are self-insured for losses up to the amount of our deductibles.

We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
The success of our business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our business depends on our ability to successfully re-lease or sell our inventory of merchandise that we take back from our customers or the customers return to us, due to them being unwilling or unable to continue making their lease payments, or otherwise.
We depend on hiring an adequate number of hourly employees to run our business and are subject to government laws and regulations concerning these and our other employees, including wage and hour regulations. Our inability to recruit and retain qualified employees or violations by us of employment or wage and hour laws or regulations could have an adverse impact on our business, results of operations or financial condition.
Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there has historically been significant competition for employees, including from retailers and restaurants. In addition, any ongoing or future government stimulus payments and/or supplemental unemployment benefits paid during the COVID-19 pandemic may make it more difficult for us to attract candidates for our open hourly positions, depending on the amount and duration of those benefits, as we have experienced since the first round of government stimulus and enhanced unemployment benefits began to be paid in 2020. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to attract and maintain current employees could adversely affect our business, results of operations or financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, results of operations or financial condition.
The geographic concentration of our store locations may have an adverse impact on our financial performance due to economic downturns and serious weather events in regions where we have a high concentration of our stores.
The concentration of our stores in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our store portfolio were more geographically diverse.
In addition, our store operators are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage, such as flooding and other damage, to our stores in specific geographic locations, including in Florida and Texas, two of our large markets, and may, depending upon the location and severity of such events, unfavorably impact our business continuity.
The loss of the services of our key executives, or our inability to attract and retain key talent could have a material adverse impact on our operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could adversely affect our business. Further, we believe that the unexpected loss of certain key talent in the future could adversely affect our business and operations. We do not carry key business person life insurance on any of our personnel. The inability to attract and retain qualified individuals, or a significant increase in the costs to do so, could materially adversely affect our operations.
Operational and other failures by our franchisees may adversely impact us.
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not employees, and consequently we cannot and do not control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise revenues, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If our franchisees experience business or financial difficulties, including, for example, in connection with the COVID-19 pandemic, we could suffer a loss of franchisee fees, royalties, and revenues and profits derived from our sales of merchandise to franchisees, and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business, results of operations or financial condition could be materially adversely impacted.
We are subject to laws that regulate franchisor-franchisee relationships. Our ability to enforce our rights against our franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
As a franchisor, we are subject to regulation by the FTC, state laws and certain Canadian provincial laws regulating the offer and sale of franchises. Our failure to comply with applicable franchise regulations could cause us to lose franchise fees and ongoing royalty revenues. Moreover, state and provincial laws that regulate substantive aspects of our relationships with franchisees may limit our ability to terminate or otherwise resolve conflicts with our franchisees or enforce contractual duties or rights we believe we have with respect to our franchisees.
Changes to current law with respect to the assignment of liabilities in the franchise business model could adversely impact our profitability.
One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged and questioned by the plaintiffs’ bar and certain regulators, and the outcome of these challenges and new regulatory positions remains unknown. If these challenges and/or new positions are successful in altering currently settled law, it could significantly change the way we and other franchisors conduct business and adversely impact our profitability.
For example, a determination that we are a joint employer with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, OSHA regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, any such change in law would create an increased likelihood that certain franchised networks would be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs and difficulty in attracting new franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against franchisees. Therefore, any such regulatory action or court decisions could have a material adverse effect on our results of operations.
We are subject to sales, income and other taxes, which can vary from state-to-state and be difficult and complex to calculate due to the nature of our business. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the Aarons.com business. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the e-commerce or virtual LTO industry and, therefore, in many cases it is not clear how existing statutes apply to us. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.
Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees could engage in misconduct that adversely affects our reputation and business, or fail to follow our compliance policies and procedures related to our business operations, including with respect to lease originations and collections. For example, if one of our employees engages in discrimination or harassment in the workplace, or if an employee were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to prevent and detect misconduct may not be effective in all cases. Misconduct by our employees who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.

Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we lease through our business are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our business, results of operations or financial condition. In addition, given the terms of our lease agreements with our customers, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our business, results of operations or financial condition, if we are unable to recover those losses from the vendor who supplied the defective merchandise.
Risks Related to the Separation and Distribution
We have not operated as an independent company since before the 2014 acquisition of the Progressive Leasing business segment by our parent entities, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about The Aaron's Company in this Annual Report on Form 10-K (the "Annual Report") refers to our business as operated by and integrated with PROG Holdings (formerly known as Aaron's Holdings Company, Inc., or Aaron's, Inc. prior to the holding company formation). Our historical financial information prior to the separation included in this Annual Report is derived from the consolidated financial statements and accounting records of PROG Holdings. Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition or results of operations that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
•Prior to the consummation of the separation transaction on November 30, 2020, our business was operated by PROG Holdings as part of its broader corporate organization, rather than as an independent company. PROG Holdings or one of its affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, risk management, investor relations, public affairs and finance. Our historical and pro forma financial results reflect allocations of corporate expenses from PROG Holdings for such functions, which may be less than the expenses we would have incurred had we operated as a separate publicly traded company.
•Prior to the consummation of the separation on November 30, 2020, our business was integrated with the other businesses of PROG Holdings. Thus, we had shared economies of scope and scale in costs, employees, and certain vendor relationships. Although we entered into a transition services agreement with PROG Holdings in connection with the separation, these arrangements will be limited in duration and may not fully capture the benefits that we had enjoyed as a result of being integrated with PROG Holdings and may result in us paying higher charges than in the past for these services. This could have a material adverse effect on our business, results of operations, financial condition and the completion of the distribution.
•Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have in the past been satisfied as part of the corporate-wide treasury and cash management policies of PROG Holdings. Following the completion of the separation, we may, from time to time, need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•Our cost of capital for our business may be higher than PROG Holdings’ cost of capital prior to the separation.
•Our historical financial information does not reflect the debt that we expect to have on our balance sheet in future periods.
•We do not expect to incur any additional separation and distribution costs that would be material. However, if we do incur additional material costs and we do not have sufficient cash available to repay such costs, we may be required to borrow under our revolving credit facility to repay such amounts, resulting in greater interest expense.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from PROG Holdings. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and accompanying notes included elsewhere in this Annual Report.

We may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect our business, results of operations or financial condition.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation (including attracting new customers to our brand through promoting our value proposition, enhancing the customer experience through technology, aligning our store footprint to our customer opportunity, and improving our profitability) or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on our business, results of operations or financial condition.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the separation-related actions and tasks to be completed during the weeks and months following the separation will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (b) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of PROG Holdings; and (c) as a standalone company, our business will be less diversified than PROG Holdings’ business prior to the separation and distribution.
In addition, the Progressive Leasing business of Aaron's Holdings Company, Inc. developed and has historically maintained the centralized lease decisioning tool used in the Progressive Leasing business, in our Aarons.com e-commerce offering and in our company-operated stores. We expect that this centralized lease decisioning tool will continue to be a key element of our operating model. As a standalone company, we may not be successful in maintaining, operating and revising the systems and procedures necessary to operate and utilize this centralized lease decisioning tool, and this decisioning tool may not be as predictive of our customers’ or applicants’ ability to satisfy their payment obligations to us once it is maintained, operated and revised by us as a separate, standalone company.
As a separate public company we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and our failure to do so could materially and adversely affect us.
As a separate public company, we are now subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to attest as to the effectiveness of our internal control over financial reporting. We will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company that is no longer a part of PROG Holdings.
Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, violations of applicable stock exchange listing rules, and litigation brought by our shareholders and others. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital, and also could result in litigation brought by our shareholders and others.

In connection with our separation from PROG Holdings, PROG Holdings will indemnify us for certain liabilities, and we will indemnify PROG Holdings for certain liabilities. If we are required to make payments to PROG Holdings under these indemnities, our financial results could be negatively impacted. The PROG Holdings indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which PROG Holdings will be allocated responsibility, and PROG Holdings may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement and certain other agreements with PROG Holdings, PROG Holdings has agreed to indemnify us for certain liabilities, and we have agreed to indemnify PROG Holdings for certain liabilities. Third parties could also seek to hold us responsible for any of the liabilities that PROG Holdings has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of operating our business and implementing our strategic plan. Further, the indemnity from PROG Holdings may not be sufficient to protect us against the full amount of such liabilities, and PROG Holdings may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from PROG Holdings any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, results of operations or financial condition.
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax free for U.S. federal income tax purposes, PROG Holdings, The Aaron's Company and their shareholders could be subject to significant tax liabilities and, in certain circumstances, The Aaron's Company could be required to indemnify PROG Holdings for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
PROG Holdings received an opinion of counsel, that was satisfactory to the PROG Holdings Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of PROG Holdings and Aaron's, including those relating to the past and future conduct of PROG Holdings and Aaron's. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if PROG Holdings or Aaron's breaches any of its covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding the opinion of counsel, the Internal Revenue Service ("IRS") could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated, or if it disagrees with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS and there can be no assurance that the IRS will not assert a contrary position.
If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code, in general, PROG Holdings would recognize taxable gain as if it had sold Aaron's common stock in a taxable sale for its fair market value and PROG Holdings shareholders who receive Aaron's shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the tax matters agreement that PROG Holdings entered into with Aaron's, we may be required to indemnify PROG Holdings against any additional taxes and related amounts resulting from (a) an acquisition of all or a portion of the equity securities or assets of Aaron's, whether by merger or otherwise (and regardless of whether Aaron's participated in or otherwise facilitated the acquisition), (b) other actions or failures to act by Aaron's or (c) any of Aaron's representations or undertakings in connection with the separation and the distribution being incorrect or violated. Any such indemnity obligations, including the obligation to indemnify PROG Holdings for taxes resulting from the distribution and certain related transactions not qualifying as tax-free, could be material.
U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions.
Under current law, a separation can be rendered taxable to the parent corporation and its shareholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Code if the separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the U.S. federal income tax treatment of the separation and distribution, and in addition to our indemnity obligation described above, the tax matters agreement restricts us, for the two-year period following the distribution, except in specific circumstances, from:

•entering into any transaction pursuant to which all or a portion of Aaron's common stock or assets would be acquired, whether by merger or otherwise;
•issuing equity securities in a transaction (or series of related transactions) that could result in a 50% or greater acquisition of our stock (as determined under applicable tax rules);
•repurchasing shares of our capital stock other than in certain open-market transactions;
•ceasing to actively conduct certain aspects of our business; and/or
•taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the distribution and certain related transactions.
These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business.
Certain members of management, directors and shareholders will hold stock in both PROG Holdings and us, and as a result may face actual or potential conflicts of interest.
Certain of the officers and directors of each of PROG Holdings and us own both PROG Holdings common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and PROG Holdings management and directors face decisions that could have different implications for us and PROG Holdings. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between PROG Holdings and us regarding the terms of the agreements governing the separation and distribution transactions and our relationship with PROG Holdings thereafter, including the separation agreement, tax matters agreement, employee matters agreement, transition services agreement, and intellectual property assignment agreement, all of which were entered into between PROG Holdings and Aaron's in connection with the separation and distribution transaction. Potential conflicts of interest may also arise out of any commercial arrangements that we or PROG Holdings may enter into in the future.
As an independent, publicly traded company, we may not enjoy the same benefits that were available to us as a segment of PROG Holdings. It may be more costly for us to separately obtain or perform the various corporate functions that PROG Holdings performed for us prior to the separation, such as legal, treasury, accounting, auditing, human resources, investor relations, public affairs, finance and cash management services.
Historically, our business has been operated as one of the business segments of PROG Holdings, and PROG Holdings performed certain of the corporate functions for our operations. PROG Holdings will now provide support to us with respect to certain of these functions on a transitional basis. We will need to replicate certain systems, infrastructure and personnel to which we will no longer have access in our post-separation operations and will likely incur capital and other costs associated with developing and implementing our own support functions in these areas. Such costs could be material.
As an independent, publicly traded company, we may become more susceptible to market fluctuations and other adverse events than we would have been were we still a part of PROG Holdings. As part of PROG Holdings, we were able to enjoy certain benefits from PROG Holdings’ operating diversity and available capital for investments and other uses. As an independent, publicly traded company, we will not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on our business, results of operations or financial condition.
We or PROG Holdings may fail to perform certain transitional services under various transaction agreements that were executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements covering those services expire.
In connection with the separation and prior to the distribution, we and PROG Holdings entered into a separation agreement and also entered into various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. The separation agreement, the tax matters agreement and the employee matters agreement determined the allocation of assets and liabilities between us and PROG Holdings following the separation for those respective areas and includes any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by PROG Holdings for the benefit of us for a limited period of time after the separation. We are relying on PROG Holdings to satisfy its obligations under these agreements. If PROG Holdings is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. Upon expiration of the transition services agreement, each of the services that are covered in such agreement will have to be provided internally or by third parties, and providing them internally or having third parties perform them may be at a higher cost to us than when they were provided to us by PROG Holdings, or we may not be able to perform or obtain the performance of such services at all. If we do not have agreements with other providers of these services once certain transaction agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Ownership of Our Common Stock
We cannot guarantee that an active trading market for our common stock will be sustained, and our stock price may fluctuate significantly.
We cannot guarantee that an active trading market will be sustained for our common stock. Nor can we predict the effect of the separation on the trading prices of our common stock.
Until the market has fully evaluated our business as a standalone entity, the price of our common stock may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant.
The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results;
•the operating and stock price performance of comparable companies;
•changes in our shareholder base due to the separation;
•changes to the regulatory and legal environment under which we operate;
•unfavorable impacts on our business and operations arising from the COVID-19 pandemic and governmental or self-imposed responses thereto, including limitations or restrictions on our operations; and
•domestic and worldwide economic conditions, including unfavorable conditions arising from the COVID-19 pandemic.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts covering us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.
Shareholders' percentage of ownership in us may be diluted in the future.
In the future, shareholders' percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and employees. Our employees will have stock-based awards that correspond to shares of our common stock as a result of conversion of their PROG Holdings stock-based awards and we anticipate that our compensation committee will grant additional stock-based awards to our employees in the future. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our amended and restated articles of incorporation allow us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

We cannot guarantee the timing, amount or payment of dividends on our common stock.
Although we expect to initially pay a regular quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board of Directors. PROG Holdings has historically had sufficient liquidity that enabled it to pay dividends for 32 consecutive years; however, there can be no assurance that, as a standalone company, we will have sufficient liquidity to continue to pay cash dividends. Our Board of Directors’ decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, corporate strategy, regulatory constraints, industry practice, statutory and contractual restrictions applying to the payment of dividends and other factors deemed relevant by our Board of Directors. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend if we commence paying dividends.
Our amended and restated bylaws designate the Georgia State-Wide Business Court in the State of Georgia as the exclusive forum for certain litigation, which may limit our shareholders’ ability to choose a judicial forum for disputes with us.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any shareholder (including a beneficial owner) to bring (a) any derivative action or proceeding brought on behalf of Aaron's, (b) any action asserting a claim of breach of a fiduciary or legal duty owed by any current or former director, officer, employee, shareholder, or agent of The Aaron's Company to The Aaron's Company or The Aaron's Company shareholders, including a claim alleging the aiding and abetting of any such breach of fiduciary duty, (c) any action asserting a claim against the Company, its current or former directors, officers, employees, shareholders, or agents arising pursuant to any provision of the Georgia Business Code or our articles of incorporation or bylaws (as either may be amended from time to time), (d) any action asserting a claim against us, our current or former directors, officers, employees, shareholders, or agents governed by the internal affairs doctrine, or (e) any action against us, our current or former directors, officers, employees, shareholders, or agents asserting a claim identified in O.C.G.A. § 15-5A-3 shall be the Georgia State-Wide Business Court. Our amended and restated bylaws also provide that, to the fullest extent permitted by law, if any action the subject matter of which is within the scope of the foregoing exclusive forum provisions is filed in a court other than the Georgia State-Wide Business Court, such shareholder shall be deemed to have consented to (i) the personal jurisdiction of the Georgia State-Wide Business Court in connection with any action brought in any such foreign court to enforce these exclusive forum provisions and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder’s counsel in the foreign action as agent for such shareholder. Our amended and restated bylaws also provide that the foregoing exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. These exclusive forum provisions will require our shareholders to bring certain types of actions or proceedings in the Georgia State-Wide Business Court in the State of Georgia and therefore may prevent our shareholders from bringing such actions or proceedings in another court that a shareholder may view as more convenient, cost-effective, or advantageous to the shareholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by these exclusive forum provisions.
Certain provisions in our articles of incorporation and bylaws, and of Georgia law, may deter or delay an acquisition of us.
Our articles of incorporation and bylaws, and Georgia law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings and the right of our Board of Directors to issue preferred stock without shareholder approval. Georgia law also imposes some restrictions on mergers and other business combinations between any holder of 10 percent or more of our outstanding common stock and us.

We believe that these provisions will help to protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could deter or delay an acquisition that our Board of Directors determines is not in our best interests or the best interests of our shareholders. Accordingly, in the event that our Board of Directors determines that a potential business combination transaction is not in the best interests of us and our shareholders but certain shareholders believe that such a transaction would be beneficial to us and our shareholders, such shareholders may elect to sell their shares in us and the trading price of the Company's common stock could decrease.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, The Company would be required to indemnify PROG Holdings for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that may be considered favorable.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company leases warehouse and retail store space for most of its store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also has leased properties for bedding manufacturing, fulfillment centers, and service centers across the United States.
Our principal executive office is located at 400 Galleria Parkway SE, Suite 300, Atlanta, Georgia 30339. Below is a list of our principal facilities that are operational as of December 31, 2020:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Atlanta, Georgia	Executive/Administrative Offices – Leased	74,000
Kennesaw, Georgia	Administrative Office – Leased	37,000
Various properties in Cairo and Coolidge, Georgia	Furniture Manufacturing, Furniture Parts Warehouse, Administration and Showroom – Primarily Owned	738,000
We believe that all of our facilities are well maintained and adequate for their current and reasonably foreseeable uses.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, results of operations or financial condition. However, an adverse resolution of a number of these items may have a material adverse impact on our business, results of operations or financial condition. For further information, see Note 10 in the accompanying consolidated and combined financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
Market Information, Holders, and Dividends
Effective November 25, 2020, The Aaron's Company, Inc. began trading as a standalone company and is listed on the NYSE under the symbol "AAN".
The number of shareholders of record of the Company's common stock at February 16, 2021 was 149.
Dividends will be payable only when, and if, declared by the Company's Board of Directors and will be subject to our ongoing ability to generate sufficient income and free cash flow, any future capital needs and other contingencies. Under our revolving credit agreement, we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
On November 19, 2020, the SEC adopted certain amendments to Regulation S-K, which are intended to modernize, simplify, and enhance certain financial disclosure requirements. Among other topics of focus, the amendments eliminated the requirements of Item 301, Selected Financial Data, which required certain public companies to provide the last five years of selected financial data in tabular form. Companies can elect to comply with certain or all amendments on or after February 10, 2021, with compliance becoming mandatory on August 9, 2021. The Company has elected to comply with the provision of the amendment allowing certain registrants to stop providing selected financial data.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with other documents filed by The Aaron's Company, Inc. ("Aaron's" or "the Company") with the Securities and Exchange Commission (the "SEC") and the audited Consolidated and Combined Financial Statements and corresponding notes thereto included in Item 8 of this Annual Report on Form 10-K. A review of the Company’s fiscal 2020 performance compared to fiscal 2019 appears below under "Results of Operations," "Overview of Financial Position," and "Liquidity and Capital Resources." A review of the Company’s fiscal 2019 performance compared to fiscal 2018 appears under "Results of Operations," "Overview of Financial Position," and "Liquidity and Capital Resources" in Exhibit 99.1 to the Company’s Registration Statement on Form 10, as amended and filed with the SEC on November 18, 2020, which is hereby incorporated by reference.
This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see "Risk Factors" and "Cautionary Statement Concerning Forward-Looking Statements" for a discussion of the uncertainties, risks, and assumptions associated with these statements included in Item 1A of this Annual Report on Form 10-K.
Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. thereafter was converted to a limited liability company ("Aaron’s, LLC"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron’s Business, and Vive segments.
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment from its Progressive Leasing and Vive segments and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings"). The separation of the Aaron's Business segment was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc. ("Aaron's", "The Aaron's Company", or the "Company"), a Georgia corporation, to the PROG Holdings shareholders of record as of November 27, 2020. In connection with the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company, Inc. for every two shares of PROG Holdings common stock held on the record date. Upon completion of the separation and distribution transaction, The Aaron's Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange ("NYSE").
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the assets and liabilities historically associated with the historical Aaron’s Business segment (the "Aaron’s Business") prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc. which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to The Aaron's Company, Inc. and an allocation of expenses related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
Business Overview
The Aaron's Company, Inc. is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions generally focused on serving the large, credit-challenged segment of the population. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, including furniture, appliances, electronics, computers and a variety of other products and accessories. We focus on providing our customers with unparalleled customer service and an attractive value proposition, including low monthly payments and total cost of ownership, high in-store approval rates and lease term flexibility. In addition, we offer a wide product selection, free prompt delivery, setup, service and product returns, and the ability to pause, cancel or resume lease contracts at any time with no additional costs to the customer.

Recent Restructuring Programs and Franchisee Acquisitions
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated restructuring programs in 2019 and 2020 to optimize our company-operated store portfolio. These restructuring programs have resulted in the closure, consolidation or relocation of a total of 248 company-operated stores during 2019 and 2020. We also further rationalized our home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions. Throughout 2016, 2017, and 2018, we closed and consolidated a total of 139 underperforming company-operated stores under similar restructuring initiatives. We currently expect to close and consolidate approximately 82 additional stores over the next six to nine months. We will continue to evaluate our company-operated store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand. Under the real estate repositioning and optimization restructuring program, though all specific locations have not yet been identified, the Company’s current strategic plan is to remodel, reposition and consolidate our company-operated store footprint over the next 3 to 4 years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. In conjunction with the plan's optimization initiatives, the Company also determined during the fourth quarter of 2020 that it would permanently cease use of one of its administrative buildings in Kennesaw, Georgia. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers. To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated have not yet been identified by management.
We have purchased 295 store locations from our franchisees since January 1, 2017. The acquisitions are benefiting our omni-channel platform through added scale, strengthening our presence in certain geographic markets, enhancing operational control, including compliance, and enabling us to execute our business transformation initiatives on a broader scale.
Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As a result of the COVID-19 pandemic, we temporarily closed our showrooms in March 2020 and shifted to e-commerce and curbside service only for all of our company-operated stores to protect the health and safety of our customers and associates, except where such curbside service was prohibited by governmental authorities. Since that time, we have reopened nearly all of our store showrooms, but there can be no assurance that those showrooms will not be closed in future months, or have their operations limited, if, for example, there are localized increases or "additional waves" in the number of COVID-19 cases in the areas where our stores are located and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or limit their operations to protect the health and safety of our customers and associates. Furthermore, we are experiencing disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, we are procuring inventory from alternative sources at higher costs. These developments had an unfavorable impact on our generation of lease agreements during the year ended December 31, 2020.
The COVID-19 pandemic may impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of the pandemic, including, for example, localized outbreaks or additional waves of outbreaks of COVID-19 cases; (b) the impact of any such outbreaks on our customers, suppliers, and employees; (c) the nature of any government orders issued in response to such outbreaks, including whether we would be deemed essential, and thus, exempt from all or some portion of such orders; (d) whether there is one or more additional rounds of government stimulus and/or enhanced unemployment benefits in response to the COVID-19 outbreak, as well as the nature, timing and amount of any such stimulus payments or benefits; and (e) supply chain disruptions for our business.
The following summarizes significant developments and operational measures taken by us in response to the COVID-19 pandemic:
•In our company-operated stores, we are following the guidance of health authorities, including requiring associates to wear masks and observe social distancing practices. We have also installed protective plexiglass barriers at check-out counters, implemented enhanced cleaning and sanitization procedures, and reconfigured our showrooms in a manner designed to reduce COVID-19 transmission.

•In conjunction with the operational adjustments made at our company-operated stores, we accelerated the national rollout of our centralized digital decisioning platform, which is an algorithm-driven lease decisioning tool used in our company-operated stores that is designed to improve our customers' experiences by streamlining and standardizing the lease application decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. We completed the national rollout during the second quarter of 2020, and that decisioning platform is now being utilized in all of our company-operated and franchised stores in the United States.
•To assist the franchisees of our business who were facing adverse impacts to their businesses, we offered a royalty fee abatement from March 8, 2020 until May 16, 2020 and modified payment terms on outstanding accounts receivable owed to us by franchisees. In addition, payment terms were temporarily modified for the franchise loan facility under which certain franchisees have outstanding borrowings that are guaranteed by us.
Coronavirus Legislative Relief
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020 and the Consolidated Appropriations Act on December 27, 2020. We believe a significant portion of our customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to both the CARES Act and the Consolidated Appropriations Act, which we believe has enabled them to continue making payments to us under their lease-to-own agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
The CARES Act also included several tax relief options for companies, which resulted in the following provisions available to the Company:
•Aaron's, Inc. elected to carryback its 2018 net operating losses of $242.2 million to 2013, thus generating a refund of $84.4 million, which was received in July 2020, and a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. The discrete tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.
•The Company has deferred all payroll taxes that it is permitted to defer under the CARES Act, which generally applies to Social Security taxes otherwise due, with 50% of the tax payable on December 31, 2021 and the remaining 50% payable on December 31, 2022.
•Certain wages and benefits that were paid to furloughed employees may be eligible for an employee retention credit of up to 50% of wages paid to eligible associates.
Separate from the CARES Act, the IRS extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states are offering similar deferrals. The Company has taken advantage of all such extended due dates.
The federal supplement to unemployment payments originally lapsed on July 31, 2020 but has been extended on a prospective basis through March 2021. The current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us if the federal government does not continue supplemental measures or enact additional stimulus measures, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own agreements.

Fiscal Year 2020 Highlights
The following summarizes significant highlights from the year ended December 31, 2020:
•We reported revenues of $1.7 billion in 2020, a decrease of 2.8% compared to 2019. This decrease is primarily due to the reduction of 253 company-operated stores during 2019 and 2020, partially offset by a 1.8% increase in same store revenues. The increase in same store revenues was driven by strong customer payment activity, an increase in early buyouts and higher retail sales, all of which we believe were due in part to government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during the COVID-19 pandemic.
•Losses before income taxes were $397.8 million during 2020 compared to earnings before income taxes of $34.3 million in 2019. Losses before income taxes during 2020 includes a goodwill impairment charge of $446.9 million, a $14.1 million charge related to an early termination fee for a sales and marketing agreement, restructuring charges of $42.5 million, retirement charges of $12.6 million and spin-related separation costs of $8.2 million. We also recognized $4.9 million of incremental allowances for lease merchandise write-offs, franchisee accounts receivable, and reserves on the franchise loan guarantees due to the potential adverse impacts of the COVID-19 pandemic. These decreases were partially offset by strong customer payment activity and lower lease merchandise write-offs during the year ended December 31, 2020. Earnings before income taxes during 2019 included restructuring charges of $40.0 million related to the closure and consolidation of company-operated stores, $7.4 million in gains from the sale of various real estate properties and gains on insurance recoveries of $4.5 million.
•We generated cash from operating activities of $355.8 million in 2020 compared to $186.0 million in 2019. The increase in net cash from operating activities was primarily driven by lower lease merchandise inventory purchases, strong customer payment activity, and net income tax refunds of $64.0 million during the year ended December 31, 2020 compared to net income tax refunds of $4.6 million in the same period in 2019.
Key Metrics
Company-operated and franchised store activity (unaudited) is summarized as follows:

	2020	2019	2018
Company-operated stores
Company-operated stores open at January 1,	1,167	1,312	1,175
Opened	4	—	—
Added through acquisition	15	18	152
Closed, sold or merged	(94)	(163)	(15)
Company-operated stores open at December 31,	1,092	1,167	1,312

Franchised stores
Franchised stores open at January 1,	335	377	551
Opened	—	—	2
Purchased from the Company	—	—	—
Purchased by the Company	(15)	(18)	(152)
Closed, sold or merged	(72)	(24)	(24)
Franchised stores open at December 31,	248	335	377
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Company, as it provides management insight into our ability to collect contractually due payments from our current customers on existing lease agreements, as well as our level of success in writing new leases into and retaining current customers within our customer lease portfolio. For the year ended December 31, 2020, we calculated this amount by comparing revenues for the year ended December 31, 2020 to revenues for the year ended December 31, 2019 for all stores open for the entire 24-month period ended December 31, 2020, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 1.8% during the year ended December 31, 2020 compared to the prior year.

Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated and combined results. The combined financial statements for periods through the separation date of November 30, 2020 were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020 are consolidated financial statements of The Aaron's Company, Inc. and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of The Aaron's Company, Inc. as a standalone company.
The combined financial statements prepared through November 30, 2020 include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain corporate functions. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. The combined financial statements include assets and liabilities specifically attributable to the Company. All intercompany transactions and balances within the Company have been eliminated. Transactions between the Company and PROG Holdings have been included as invested capital within the consolidated and combined financial statements.
For the year ended December 31, 2020 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
Revenues. We separate our total revenues into three components: (a) lease and retail revenues; (b) non-retail sales; and (c) franchise royalties and other revenues. Lease and retail revenues primarily include all revenues derived from lease agreements at our company-operated stores and e-commerce platform, the sale of both new and returned lease merchandise from our company-operated stores and revenues from our Aaron's Club program. Lease and retail revenues are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Non-retail sales primarily represent new merchandise sales to our franchisees and, to a lesser extent, sales of Woodhaven manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Cost of Lease and Retail Revenues. Cost of lease and retail revenues is primarily comprised of the depreciation expense associated with depreciating merchandise held for lease and leased to customers by our company-operated stores and through our e-commerce platform. Cost of lease and retail revenues also includes the depreciated cost of merchandise sold through our company-operated stores as well as the costs associated with the Aaron's Club program.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees.
Personnel Costs. Personnel costs represents total compensation costs incurred for services provided by employees of the Company, as well as an allocation of personnel costs for PROG Holdings' corporate and shared function employees for the periods prior to the separation and distribution date.
Other Operating Expenses, Net. Other operating expenses, net includes occupancy costs (including rent expense, store maintenance and depreciation expense related to non-manufacturing facilities), shipping and handling, advertising and marketing, intangible asset amortization expense, professional services expense, bank and credit card related fees, an allocation of general corporate expenses from PROG Holdings for the periods prior to the separation and distribution date, and other miscellaneous expenses. Other operating expenses, net also includes gains or losses on sales of company-operated stores and delivery vehicles, fair value adjustments on assets held for sale, gains or losses on other transactions involving property, plant and equipment, and gains related to property damage and business interruption insurance claim recoveries.
Provision for Lease Merchandise Write-offs. Provision for lease merchandise write-offs represents charges incurred related to estimated lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring expenses, net primarily represents the cost of real estate optimization efforts and cost reduction initiatives related to the Company home office and field support functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, the impairment of other vacant properties, including the closure of one of our administrative buildings in Kennesaw, Georgia, workforce reductions and other impairment charges.
Impairment of Goodwill. Impairment of goodwill is the write-off of all of our existing goodwill balance at March 31, 2020 that was recorded in the first quarter of 2020. Refer to Note 1 of these consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.

Retirement Charges. Retirement charges represents costs primarily associated with the retirement of the former Chief Executive Officer of Aaron's Holdings Company, Inc., as well as costs associated with the retirement of other Company executive-level employees.
Separation Costs. Separation costs represent expenses associated with the spin off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Interest Expense. Interest expense consists primarily of interest incurred on the fixed and variable rate debt agreements of Aaron's, Inc. All of the interest expense for the historical debt obligations of Aaron's, LLC have been included within the consolidated and combined financial statements of The Aaron's Company, Inc. for the periods prior to the separation and distribution date because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron’s Company, Inc.
Loss on Debt Extinguishment. Loss on debt extinguishment consists of the charges incurred related to the repayment and extinguishment of all indebtedness due under previous debt agreements of Aaron's, Inc. prior to the separation and distribution date.
Other Non-Operating Income (Expense), Net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of company-owned life insurance related to the Company's deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Results of Operations
Results of Operations – Years Ended December 31, 2020 and 2019

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
REVENUES:
Lease and Retail Revenues	$1,577,809	$1,608,832	$(31,023)	(1.9)%
Non-Retail Sales	127,652	140,950	(13,298)	(9.4)
Franchise Royalties and Other Revenues	29,458	34,695	(5,237)	(15.1)
	1,734,919	1,784,477	(49,558)	(2.8)
COSTS OF REVENUES:
Cost of Lease and Retail Revenues	540,583	559,232	(18,649)	(3.3)
Non-Retail Cost of Sales	110,794	113,229	(2,435)	(2.2)
	651,377	672,461	(21,084)	(3.1)
GROSS PROFIT	1,083,542	1,112,016	(28,474)	(2.6)
Gross Profit %	62.5%	62.3%

OPERATING EXPENSES:
Personnel Costs	476,575	499,993	(23,418)	(4.7)
Other Operating Expenses, Net	419,108	426,774	(7,666)	(1.8)
Provision for Lease Merchandise Write-Offs	63,642	97,903	(34,261)	(35.0)
Restructuring Expenses, Net	42,544	39,990	2,554	6.4
Impairment of Goodwill	446,893	—	446,893	nmf
Retirement Charges	12,634	—	12,634	nmf
Separation Costs	8,184	—	8,184	nmf
	1,469,580	1,064,660	404,920	38.0

OPERATING (LOSS) PROFIT	(386,038)	47,356	(433,394)	nmf
Interest Expense	(10,006)	(16,967)	6,961	41.0
Loss on Debt Extinguishment	(4,079)	—	(4,079)	nmf
Other Non-Operating Income	2,309	3,881	(1,572)	(40.5)

(LOSS) EARNINGS BEFORE INCOME TAX EXPENSE (BENEFIT)	(397,814)	34,270	(432,084)	nmf

INCOME TAX (BENEFIT) EXPENSE	(131,902)	6,171	(138,073)	nmf

NET (LOSS) EARNINGS	$(265,912)	$28,099	$(294,011)	nmf
nmf—Calculation is not meaningful

Revenues
The following table presents revenue by source for the years ended December 31, 2020 and 2019:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
Lease Revenues and Fees	$1,530,464	$1,570,358	$(39,894)	(2.5)%
Retail Sales	47,345	38,474	8,871	23.1
Non-Retail Sales	127,652	140,950	(13,298)	(9.4)
Franchise Royalties and Fees	28,212	33,432	(5,220)	(15.6)
Other	1,246	1,263	(17)	(1.3)
Total Revenues	$1,734,919	$1,784,477	$(49,558)	(2.8)%
Lease revenues and fees decreased during the year ended December 31, 2020 primarily due to a decrease of $56.6 million of lease revenues and fees related to the reduction of 253 company-operated stores during 2019 and 2020, partially offset by a 1.8% increase in same store revenues, inclusive of lease revenues and fees and retail sales, which resulted in a $17.8 million increase during the year ended December 31, 2020. The increase in same store revenues was driven by strong customer payment activity, an increase in early buyouts and higher retail sales, all of which we believe were due in part to government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020 as part of the government response to the COVID-19 pandemic. Same store revenues also benefited from operational investments in digital customer onboarding and improved lease decisioning technology. E-commerce revenues were approximately 13% and 9% of total lease revenues and fees during the years ended December 31, 2020 and 2019, respectively.
The decrease in non-retail sales is primarily due to a $12.4 million decrease related to the reduction of 129 franchised stores throughout 2019 and 2020. Franchise royalties and fees decreased primarily due to a $4.7 million reduction resulting from the temporary royalty fee abatement offered by the Company from March 2020 through May 16, 2020 in response to the COVID-19 pandemic.
In March 2020, the Company voluntarily closed the showrooms for all of its company-operated stores, and moved to an e-commerce and curbside only service model to protect the health and safety of our customers and associates, while continuing to provide our customers with the essential products they needed such as refrigerators, freezers, mattresses and computers. Since that time, we have reopened nearly all of our store showrooms. There can be no assurances that some portion or all of those showrooms will not be closed in the future, whether due to COVID-19 pandemic-related government orders or voluntarily by us where we determine that such closures are necessary to protect the health and safety of our customers and associates during the COVID-19 pandemic. Any such closures or restrictions may have an unfavorable impact on the revenues and earnings in future periods, and could also have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section. Although almost all of the showrooms of company-operated stores had reopened by the end of the second quarter of 2020, changing consumer behavior, such as consumers voluntarily refraining from shopping in-person at those store locations during the COVID-19 pandemic, and ongoing supply chain disruptions, particularly in appliance, furniture, and electronics, are expected to continue to challenge new lease originations in future periods.
Cost of Revenues and Gross Profit
Cost of lease and retail revenues. Information about the components of the cost of lease and retail revenues is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$510,709	$535,208	$(24,499)	(4.6)%
Retail Cost of Sales	29,874	24,024	5,850	24.4
Non-Retail Cost of Sales	110,794	113,229	(2,435)	(2.2)
Total Costs of Revenues	$651,377	$672,461	$(21,084)	(3.1)%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs decreased primarily due to the reduction of 253 company-operated stores during 2019 and 2020.
Gross profit for lease revenues and fees was $1.02 billion and $1.04 billion during 2020 and 2019, respectively, which represented a gross profit margin of 66.6% and 65.9% for the respective periods. The improvement in gross profit percentage was primarily driven by strong customer payment activity in 2020 compared to 2019.

Retail cost of sales. Retail cost of sales increased due to an increase in retail sales primarily driven by government stimulus and unemployment benefits received by a significant portion of our customers during the COVID-19 pandemic, partially offset by the reduction of 253 company-operated stores during 2019 and 2020.
Gross profit for retail sales was $17.5 million and $14.5 million during 2020 and 2019, respectively, which represented a gross profit margin of 36.9% and 37.6% for the respective periods. The decline in gross profit percentage is primarily due to higher inventory purchase costs during 2020 as compared to 2019, partially offset by a favorable mix shift to retail sales of new versus returned lease merchandise during 2020 as compared to 2019.
Non-retail cost of sales. The decline in non-retail cost of sales in 2020 compared to 2019 is primarily attributable to the reduction in non-retail sales, resulting primarily from the reduction in the number of franchised stores and lower product purchases by franchisees.
Gross profit for non-retail sales was $16.9 million and $27.7 million during 2020 and 2019, respectively, which represented a gross profit percentage of 13.2% and 19.7% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2020 as compared to the prior year.
Gross Profit
As a percentage of total revenues, gross profit improved slightly to 62.5% in 2020 from 62.3% in 2019. The factors impacting the change in gross profit are discussed above.
Operating Expenses
Personnel costs. As a percentage of total revenues, personnel costs decreased to 27.5% in 2020 compared to 28.0% in 2019. Personnel costs decreased by $23.4 million due primarily to the reduction of store support center and field support staff as part of our restructuring programs in 2019 and 2020 and cost cutting measures taken in response to the COVID-19 pandemic, including furloughing or terminating associates, as well as instituting temporary salary reductions for executive officers.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

			Change
	Year Ended December 31,		2020 vs. 2019
(In Thousands)	2020	2019	$	%
Occupancy Costs	$174,337	$188,874	$(14,537)	(7.7)%
Shipping and Handling	64,248	74,264	(10,016)	(13.5)
Advertising Costs	40,249	37,056	3,193	8.6
Intangible Amortization	6,789	13,294	(6,505)	(48.9)
Professional Services	29,901	15,221	14,680	96.4
Bank and Credit Card Related Fees	18,837	16,961	1,876	11.1
Gains on Insurance Recoveries	(384)	(4,520)	4,136	91.5
Gains on Asset and Store Dispositions and Assets Held For Sale, net	(1,471)	(7,714)	6,243	80.9
Other Miscellaneous Expenses, net	86,602	93,338	(6,736)	(7.2)
Other Operating Expenses, net	$419,108	$426,774	$(7,666)	(1.8)%
As a percentage of total revenues, other operating expenses, net increased to 24.2% in 2020 from 23.9% in 2019.
Occupancy costs decreased primarily due to a $7.7 million decrease in rent expense, a $2.1 million decrease in maintenance expenses and a $1.4 million decrease in utilities resulting from the closure and consolidation of 253 company-operated stores during 2019 and 2020, as well as the $1.9 million impact of various rent concessions that were negotiated with the landlords of company-operated stores in response to the economic uncertainty created by the COVID-19 pandemic.
Shipping and handling costs decreased primarily due to a 13% decrease in deliveries during 2020 as compared to 2019 resulting from the closure and consolidation of 253 company-operated stores during 2019 and 2020 as well as the temporary closure of all our store showrooms as a result of the COVID-19 pandemic.
Advertising costs increased during 2020 due to a reduction in vendor marketing contributions, partially offset by a reduction in cash spend related to various marketing initiatives.
Intangible amortization expense decreased due to intangible assets that became fully amortized.
Professional services increased primarily due to an early termination fee of $14.1 million for a sales and marketing agreement.

In 2019, other operating expenses, net included gains from the sale and subsequent leaseback of various real estate properties of $7.4 million, as well as gains on insurance recoveries of $4.5 million related to payments received from insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of the related property insurance receivables. There was no similar material activity during 2020.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, and other expenses that did not fluctuate significantly versus the prior year.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees decreased to 4.2% in 2020 compared to 6.2% in 2019. This decrease was primarily driven by strong customer payment activity and the impact of improved and more conservative decisioning technology in 2020, partially offset by an incremental provision of $1.9 million recognized due to potential adverse impacts of the COVID-19 pandemic and an increasing mix of e-commerce lease agreements as a percentage of total lease agreements, which typically results in higher charge-off rates than in-store lease agreements.
Restructuring expenses, net. Restructuring activity for the year ended December 31, 2020 resulted in expenses of $42.5 million, which were primarily comprised of $30.8 million of operating lease right-of-use asset and fixed asset impairment for company-operated stores identified for closure during 2020, $5.1 million of common area maintenance and other variable charges and taxes incurred related to closed stores, $6.2 million of severance charges related to workforce reductions, and $0.5 million of other restructuring related charges.
Impairment of goodwill. During the first quarter of 2020, we recorded a loss of $446.9 million to fully write-off our existing goodwill balance as of March 31, 2020. Refer to Note 1 of these consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Retirement charges. Retirement charges represents costs primarily associated with the retirement of the former Chief Executive Officer of Aaron's Holdings Company, Inc., as well as costs associated with the retirement of other Company executive-level employees.
Separation costs. Separation costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to operate as an independent, separate publicly traded Company.
Operating (Loss) Profit
Interest expense. Interest expense decreased to $10.0 million in 2020 from $17.0 million in 2019 due primarily to lower average interest rates on the revolving credit and term loan facility and a decrease in interest expense incurred on the lower outstanding balance of the senior unsecured notes.
Loss on debt extinguishment. Loss on debt extinguishment consists of the charges incurred related to the repayment and extinguishment of all indebtedness due under previous debt agreements of Aaron's, Inc. prior to the separation and distribution date.
Other non-operating income, net. Other non-operating income, net includes (a) the impact of foreign currency remeasurement; (b) net gains and losses resulting from changes in the cash surrender value of company-owned life insurance related to the Company's deferred compensation plan; and (c) earnings on cash and cash equivalent investments. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar were not significant in 2020 or 2019. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $1.7 million and $2.1 million during 2020 and 2019, respectively.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $131.9 million for the year ended December 31, 2020 compared to income tax expense of $6.2 million for the same period in 2019. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $397.8 million as well as discrete income tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (a) waived the 80% taxable income limitation on the use of net operating losses which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (b) provided that net operating losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. These CARES Act provisions resulted in $34.4 million of net tax benefits driven by the rate differential on the carryback of net operating losses previously recorded at 21% where the benefit is recognized at 35%. The effective tax rate increased to 33.2% in 2020 from 18.0% in 2019 due primarily to the impact of the discrete income tax benefits on our 2020 book loss as described above.

Overview of Financial Position
The primary changes in the consolidated and combined balance sheets from December 31, 2019 to December 31, 2020, include:
•Cash and cash equivalents increased $27.4 million to $76.1 million at December 31, 2020. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise decreased $84.4 million due to (a) lower lease merchandise purchases as a result of store closures and related initiatives; (b) ongoing supply chain disruptions, particularly in appliance, furniture and electronics, resulting from the COVID-19 pandemic; and (c) an increase in customer early buyouts, which were higher than historical levels through 2020, which we believe was due primarily to the impact of government stimulus measures in response to the COVID-19 pandemic.
•Operating lease right-of-use assets decreased $67.2 million due to impairment charges recorded in connection with restructuring actions, as well as regularly scheduled amortization of right-of-use assets.
•Goodwill decreased to $7.6 million at December 31, 2020 due primarily to an impairment charge of $446.9 million to recognize a full impairment of our goodwill during the first quarter of 2020. For additional information, refer to Note 1 to these consolidated and combined financial statements. Subsequent to March 31, 2020, the Company recorded $7.6 million of goodwill related to acquisitions of certain franchisees that took place after the March 31, 2020 interim goodwill impairment assessment.
•Debt decreased $340.2 million to $0.8 million at December 31, 2020 due primarily to (a) $225.0 million paid on November 30, 2020 to settle the remaining outstanding principal due under the previous Aaron's, Inc. revolving credit and term loan facility; (b) $60.0 million paid on November 27, 2020 to settle the remaining outstanding principal due under the previous Aaron's, Inc. senior unsecured notes, and (c) a scheduled repayment of $60.0 million on the senior unsecured notes in April 2020. Refer to Note 8 to these consolidated and combined financial statements, as well as the "Liquidity and Capital Resources" section below, for further details regarding the Company’s financing arrangements.

Liquidity and Capital Resources
General
Our primary capital requirements consist of (a) buying merchandise; (b) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (c) expenditures for acquisitions, including franchisee acquisitions; (d) expenditures related to corporate operating activities; (e) personnel expenditures; (f) income tax payments; and (g) servicing outstanding debt obligations. Our capital requirements have been financed through:
1cash flows from operations;
2private debt offerings;
3bank debt; and
4stock offerings.
As of December 31, 2020, the Company had $76.1 million of cash and $235.3 million of availability under the Aaron's, Inc. revolving credit facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $355.8 million and $186.0 million during the years ended December 31, 2020 and 2019, respectively.
The $169.8 million increase in operating cash flows was primarily driven by (i) a reduction of lease merchandise purchases of $115.2 million, (ii) net income tax refunds of $64.0 million during the year ended December 31, 2020 compared to net income tax refunds of $4.6 million in the same period in 2019 and (iii) improved lease portfolio performance resulting from strong customer payment activity, partially offset by (iv) other changes in working capital. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2020.
Cash Used in Investing Activities
Cash used in investing activities was $75.0 million and $76.2 million during the years ended December 31, 2020 and 2019, respectively.
The $1.1 million decrease in investing cash outflows in 2020 as compared to 2019 was primarily due to $10.9 million less cash outflows related to the purchase of property, plant and equipment and leasehold improvements in 2020 as compared to 2019, partially offset by (i) $5.6 million of lower proceeds from the sale of property, plant and equipment in 2020 as compared to 2019, (ii) $2.5 million of lower proceeds from the sale of businesses and customer agreements in 2020 as compared to 2019.
Cash Used in Financing Activities
Cash used in financing activities was $253.4 million and $73.1 million during the years ended December 31, 2020 and 2019, respectively.
The $180.3 million increase in financing cash outflows in 2020 as compared to 2019 was primarily due to net repayments of outstanding debt of $342.3 million in 2020 as compared to $84.5 million in 2019, partially offset by net transfers from PROG Holdings of $97.3 million in 2020 as compared to net transfers from PROG Holdings of $11.4 million in 2019.

Debt Financing
On November 9, 2020, Aaron’s, LLC, a wholly-owned subsidiary of the Company, entered into a new credit agreement with several banks and other financial institutions providing for a $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"). Revolving borrowings became available at the completion of the separation and distribution date and under which all borrowings and commitments will mature or terminate on November 9, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. The Company did not have any outstanding borrowings under the Revolving Facility as of December 31, 2020, and the amount available under the Revolving Facility as of December 31, 2020 was $235.3 million, which was reduced by approximately $14.7 million for our outstanding letters of credit.
The Revolving Facility contains financial covenants, which include requirements that we maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00. If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility, we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. At December 31, 2020, we were in compliance with all covenants related to its outstanding debt. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
Prior to the separation and distribution date, we had outstanding borrowings of $285.0 million under a revolving credit and term loan agreement and under senior unsecured notes, all of which were repaid in conjunction with the separation and distribution. All debt obligations and unamortized debt issuance costs as of December 31, 2019 and the related interest expense for the years ended December 31, 2020, 2019, and 2018 have been included within our consolidated and combined financial statements because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron's Company.
Commitments
Income Taxes. During the year ended December 31, 2020, we received net tax refunds of $64.0 million, which includes a refund of $84.4 million on the 2018 net operating loss carryback to 2013 as provided by the CARES Act. During the year ended December 31, 2021, we anticipate making estimated cash payments of $4.0 million for U.S. federal income taxes, $8.0 million for state income taxes, and $0.7 million for Canadian income taxes.
The Tax Cuts and Jobs Act, which was enacted in December 2017, provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
We estimate the deferred tax liability associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $129.0 million as of December 31, 2020, of which approximately 75% is expected to reverse as a deferred income tax benefit in 2021 and most of the remainder during 2022. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2020.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033, and our stores have an average remaining lease term of approximately three years. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating and finance leases which generally expire during the next two years. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2020 are disclosed in Note 7 to the consolidated and combined financial statements in this Annual Report.
Franchise Loan Guaranty. In connection with the separation and distribution, on November 17, 2020, the Company entered into a new franchise loan facility agreement (the "Franchise Loan Facility") with banks that are parties to our new credit agreement, in which we guarantee the borrowings of certain of our franchisees. The Franchise Loan Facility has a total commitment of $25.0 million and expires on November 16, 2021. We are able to request additional 364-day extensions of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreement, until such time as our Revolving Facility expires. We would expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At December 31, 2020, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $17.5 million, which would be due in full within 75 days of the event of default. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, losses associated with the program have been immaterial. However, due to the uncertainty related to the COVID-19 pandemic and possible related governmental measures to control the pandemic, there can be no assurance that the Company will not incur future losses on outstanding franchisee borrowings under the Franchise Loan Facility in the event of defaults or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated and combined balance sheets and was $2.4 million and $0.4 million at December 31, 2020 and 2019, respectively, and the balance at December 31, 2020 included incremental allowances for potential losses related to the franchise loan guarantee due to the potential adverse impacts of the COVID-19 pandemic.
Purchase Obligations. The Company has non-cancellable purchase obligations of $10.5 million primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance. Payments under these commitments are scheduled to be $6.6 million in 2021 and $3.9 million in 2022. These amounts include only those purchase obligations for which the timing and amount of payments is certain. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.

Critical Accounting Policies
We discuss our most critical accounting policies below. For a discussion of the Company’s significant accounting policies, see Note 1 in the accompanying consolidated and combined financial statements, which have been updated as applicable to describe the impacts of the COVID-19 pandemic.
Revenue Recognition
Lease payments from our customers are due in advance of when the lease revenues are earned. Lease revenues net of related sales taxes are recognized in the statement of earnings in the month they are earned. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated and combined balance sheets. Lease payments due but not received prior to month end are recorded as accounts receivable in the accompanying consolidated and combined balance sheets.
Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2020 and 2019, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $67.8 million and $46.4 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $5.4 million and $7.9 million, respectively. Our accounts receivable allowance is estimated using one year of historical write-off and collection experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and current business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. For customer agreements that are past due, our policy is to write-off lease receivables after 60 days. We record the provision for returns and uncollected payments as a reduction to lease and retail revenues in the consolidated and combined statements of earnings.
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Revenues from franchise royalties are recognized as the fees become due. Revenues from franchise fees are related to fees collected for pre-opening services, which are deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees.
Lease Merchandise
We begin depreciating merchandise at the earlier of 12 months and one day from our purchase of the merchandise or when the item is leased to a customer. We depreciate merchandise on a straight-line basis to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon the early payout of a lease.
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. For merchandise on lease, we record a provision for write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using one year of historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and current business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. For customer agreements that are past due, the Company's policy is to write-off lease merchandise after 60 days. As of December 31, 2020 and 2019, the allowance for lease merchandise write-offs was $11.6 million and $13.8 million, respectively. The provision for lease merchandise write-offs was $63.6 million and $97.9 million for the years ended December 31, 2020 and 2019, respectively, and is included in the provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings.
For merchandise not on lease, our policies generally require weekly merchandise counts at our store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at our fulfillment and manufacturing facilities annually, and appropriate provisions made for missing, damaged and unsalable merchandise. In addition, we monitor merchandise levels and mix by division, store and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to net realizable value or written off.

Goodwill and Other Intangible Assets
The following table presents the carrying amount of goodwill and other intangible assets, net:

	December 31,
(In Thousands)	2020	2019
Goodwill	$7,569	$447,781
Definite-Lived Intangible Assets, Net	9,097	14,234
Goodwill and Other Intangibles, Net	$16,666	$462,015
Intangible assets are classified as either intangible assets with definite lives subject to amortization or goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. For goodwill, tests for impairment must be performed at least annually, and sooner if events or circumstances indicate that an impairment may have occurred. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results. As an alternative to this annual impairment testing for goodwill, management may perform a qualitative assessment for impairment if it believes it is not more likely than not that the carrying amount of a reporting unit’s net assets exceeds the reporting unit’s fair value. Management has deemed that Aaron's has one reporting unit due to the fact that the components included within the operating segment have similar economic characteristics, such as the nature of the products and services provided, the nature of the customers we serve, and the interrelated nature of the components that are aggregated to form the sole reporting unit.
We concluded that the need for an interim goodwill impairment test was triggered as of March 31, 2020. Factors that led to this conclusion included: (i) a significant decline in the Aaron's, Inc. stock price and market capitalization in March 2020; (ii) the temporary closure of all company-operated store showrooms due to the COVID-19 pandemic, which impacted our financial results and was expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers and franchisees; and (iv) consideration given to the amount by which the fair value of our reporting unit exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.
As of March 31, 2020, we determined that goodwill within the Aaron's reporting unit was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. We engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Aaron’s reporting unit. This entailed an assessment of the reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation which included an assessment of the control premium implied from our estimated fair values of our reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflects assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the Aaron's reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, we performed certain sensitivity analyses, including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the goodwill balance.
The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluated as marketplace participants served as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. However, we considered that such publicly available information regarding the comparable companies evaluated likely did not reflect the impact of the COVID-19 pandemic in determining the multiple assumptions selected at the time of the analysis.
Subsequent to March 31, 2020, we recorded $7.6 million of goodwill related to acquisitions that took place after our March 31, 2020 interim goodwill impairment test. We completed a qualitative goodwill impairment test as of October 1, 2020 and determined that no impairment had occurred. Additionally, we determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2020 that would more likely than not reduce the fair value of our reporting unit below its carrying amount.
Leases and Right-of-Use Asset Impairment
The large majority of our company-operated stores are operated from leased facilities under operating lease agreements. The majority of the leases are for periods that do not exceed five years, although lease terms range in length up to approximately 15 years. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. For operating leases which contain escalating payments, we record the related lease expense on a straight-line basis over the lease term. We generally do not obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recorded as reductions of the operating lease right-of-use asset within the consolidated and combined balance sheets and are amortized within other operating expenses, net over the lease term in the consolidated and combined statements of earnings.
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we closed, consolidated, or relocated 248 company-operated stores throughout 2019 and 2020, in addition to one of our administrative buildings in Kennesaw, Georgia. Throughout 2016, 2017, and 2018, we also closed and consolidated 139 underperforming company-operated stores under similar restructuring initiatives. Our primary costs associated with closing stores are the future lease payments and related commitments. Excluding actual and estimated sublease receipts, our future undiscounted obligations under operating leases related to closed stores and facilities were $36.6 million and $36.5 million as of December 31, 2020 and 2019, respectively.
Estimated Claims Liabilities
We maintain estimated claims liabilities related to general liability, vehicle, group health, and workers compensation claims. Using actuarial analyses and projections, we estimate the liabilities associated with open and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $49.3 million and $43.3 million at December 31, 2020 and 2019, respectively, which was recorded within accounts payable and accrued expenses in our consolidated and combined balance sheets. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers of $28.0 million and $26.4 million at December 31, 2020 and 2019, respectively, which were recorded within prepaid expenses and other assets in our consolidated and combined balance sheets.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2020.
The assumptions and conditions described above reflect management’s best assumptions and estimates, but these items involve inherent uncertainties as described above, which may or may not be controllable by management. As a result, the accounting for such items could result in different amounts if management used different assumptions or if different conditions occur in future periods.
Corporate Expense Allocations And Other Intercompany Transactions
The Aaron’s Company's operating model prior to the separation and distribution included a combination of standalone and combined business functions with PROG Holdings. The consolidated and combined financial statements in this Annual Report include corporate allocations for expenses related to activities that were provided on a centralized basis within PROG Holdings, which are primarily expenses related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions. Corporate allocations during the year ended December 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the consolidated and combined statements of earnings and as an increase to invested capital in the consolidated and combined balance sheets. General corporate expenses allocated to the Company during the years ended December 31, 2020, 2019 and 2018 were $38.6 million, $27.3 million and $28.6 million, respectively.
Management believes the assumptions regarding the allocation of general corporate expenses from PROG Holdings are reasonable. However, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect the Company's consolidated and combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organization structure and various other strategic decisions.

Recent Accounting Pronouncements
Refer to Note 1 to the Company’s consolidated and combined financial statements for a discussion of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2020, the Company did not have any outstanding borrowings under its Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise while we have outstanding borrowings. We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Aaron’s Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of The Aaron’s Company, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated and combined statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated and combined financial statements"). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the combined and consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated claims liabilities
Description of the Matter
At December 31, 2020, the Company recorded $49.3 million associated with its estimated claims liabilities, which primarily relate to workers’ compensation and vehicle liability insurance (collectively, the estimated claims liabilities). As discussed in Note 1 to the consolidated and combined financial statements, the estimated claims liabilities are recorded based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience.

Auditing the Company's estimated claims liabilities is complex and required us to involve our actuarial specialists due to the measurement uncertainty associated with the estimates and the use of various actuarial methods. The Company’s analyses of the estimated claims liabilities consider a variety of factors, including the actuarial loss forecasts, company-specific development factors, general industry loss development factors and third-party claim administrator loss estimates of individual claims. The estimated claims liabilities are sensitive to changes in these factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the self-insurance liabilities process. For example, we tested controls over the factors mentioned above that management used in the calculations and the completeness and accuracy of the data underlying the ultimate expected losses.

To evaluate the reserve for estimated claims liabilities, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data used in the Company’s actuarial analyses. Additionally, we involved our actuarial specialists to assist in our evaluation of the key factors mentioned above and management's methodologies to establish the actuarially determined ultimate expected losses and to develop a range for ultimate expected loss estimates based on independently developed assumptions, which we compared to the Company's recorded estimated claims liabilities.

Allowance for lease merchandise write-offs
Description of the Matter
At December 31, 2020, the Company’s estimate for lease merchandise write-offs was $11.6 million, representing impairments of unrecoverable merchandise on lease. As discussed in Note 1 to the consolidated and combined financial statements, management records a provision for lease merchandise write-offs using an allowance method to recognize merchandise losses incurred, but not yet identified. This estimate of the lease merchandise losses incurred, but not yet identified by management, as of the end of the accounting period is primarily based on historical write-off experience applied to the current lease merchandise balances as of each period-end date.

Auditing management’s estimate of the lease merchandise write-offs was judgmental due to the assessment of whether historical write-offs of unrecoverable lease merchandise are representative of current circumstances and indicative of incurred, but not yet identified, losses in the operating lease portfolio of leased merchandise as of the balance sheet date.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the measurement and valuation process for the estimate of lease merchandise write-offs. For example, we tested controls over management's review of the data used in the calculations and significant assumptions that included the write-off history of lease merchandise and the number and recency of historical periods of time evaluated to estimate the write-offs required.

To test the estimated lease merchandise write-offs, our audit procedures included, among others, evaluating the Company's significant assumptions, including estimates of unrecoverable lease merchandise using historical information from the periods of time utilized in its estimate calculations, the appropriateness of the historical write-off percentages applied to the current portfolio of merchandise on lease, and the completeness and accuracy of the underlying data used by the Company in its estimate calculations. We tested historical write-offs of lease merchandise identified by management to be unrecoverable by testing the completeness and accuracy of the underlying historical data, which included historical write-offs, and further analyzed whether the historical loss data was representative of recent write-offs incurred in the merchandise on lease portfolios by comparing the period-end balances to actual historical lease merchandise write-offs. Additionally, we performed sensitivity analyses of historical write-offs to evaluate the changes in the estimate of probable losses that would result from changes in the assumptions, such as evaluating the impact of utilizing different historical time periods to evaluate the Company’s conclusions.

We have served as the Company's auditor since 2020.
/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2021

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2020	2019
	(In Thousands)
ASSETS:
Cash and Cash Equivalents	$76,123	$48,773
Accounts Receivable (net of allowances of $7,613 in 2020 and $10,720 in 2019)	33,990	37,079
Lease Merchandise (net of accumulated depreciation and allowances of $458,405 in 2020 and $467,769 in 2019)	697,235	781,598
Property, Plant and Equipment, Net	200,370	207,301
Operating Lease Right-of-Use Assets	238,085	305,257
Goodwill	7,569	447,781
Other Intangibles, Net	9,097	14,234
Income Tax Receivable	1,093	5,927
Prepaid Expenses and Other Assets	89,895	92,381
Total Assets	$1,353,457	$1,940,331
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$230,848	$220,596
Deferred Income Taxes Payable	62,601	157,425
Customer Deposits and Advance Payments	68,894	47,692
Operating Lease Liabilities	278,958	335,807
Debt	831	341,030
Total Liabilities	642,132	1,102,550
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at December 31, 2020; Shares Issued: 35,099,571 at December 31, 2020	17,550	—
Additional Paid-in Capital	708,668	—
Retained Earnings	1,881	—
Former Parent Invested Capital	—	837,800
Accumulated Other Comprehensive Loss	(797)	(19)
	727,302	837,781
Less: Treasury Shares at Cost
894,660 Shares at December 31, 2020	(15,977)	—
Total Shareholders' Equity	711,325	837,781
Total Liabilities & Shareholders' Equity	$1,353,457	$1,940,331
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
REVENUES:
Lease and Retail Revenues	$1,577,809	$1,608,832	$1,540,800
Non-Retail Sales	127,652	140,950	207,262
Franchise Royalties and Other Revenues	29,458	34,695	46,654
	1,734,919	1,784,477	1,794,716
COST OF REVENUES:
Cost of Lease and Retail Revenues	540,583	559,232	533,974
Non-Retail Cost of Sales	110,794	113,229	174,180
	651,377	672,461	708,154
GROSS PROFIT	1,083,542	1,112,016	1,086,562
OPERATING EXPENSES
Personnel Costs	476,575	499,993	482,712
Other Operating Expenses, Net	419,108	426,774	431,158
Provision for Lease Merchandise Write-Offs	63,642	97,903	68,970
Restructuring Expenses, Net	42,544	39,990	2,750
Impairment of Goodwill	446,893	—	—
Retirement Charges	12,634	—	—
Separation Costs	8,184	—	—
	1,469,580	1,064,660	985,590
OPERATING (LOSS) PROFIT	(386,038)	47,356	100,972
Interest Expense	(10,006)	(16,967)	(16,440)
Loss on Debt Extinguishment	(4,079)	—	—
Impairment of Investment	—	—	(20,098)
Other Non-Operating Income (Expense), Net	2,309	3,881	(866)
(LOSS) EARNINGS BEFORE INCOME TAX EXPENSE (BENEFIT)	(397,814)	34,270	63,568
INCOME TAX (BENEFIT) EXPENSE	(131,902)	6,171	12,915
NET (LOSS) EARNINGS	$(265,912)	$28,099	$50,653
(LOSS) EARNINGS PER SHARE	$(7.85)	$0.83	$1.50
(LOSS) EARNINGS PER SHARE ASSUMING DILUTION	$(7.85)	$0.83	$1.50
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Net (Loss) Earnings	$(265,912)	$28,099	$50,653
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(778)	1,068	(1,861)
Total Other Comprehensive (Loss) Income	(778)	1,068	(1,861)
Comprehensive (Loss) Income	$(266,690)	$29,167	$48,792
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, January 1, 2018	—	$—	$—	$736,793	$—	$—	$774	$737,567
Opening Balance Sheet Adjustment - ASC 606	—	—	—	(1,793)	—	—		(1,793)
Stock-Based Compensation	—	—	—	14,187	—	—	—	14,187
Net decrease in Invested Capital	—	—	—	(16,844)	—	—	—	(16,844)
Net Earnings	—	—	—	50,653	—	—	—	50,653
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(1,861)	(1,861)
Balance, December 31, 2018	—	—	—	782,996	—	—	(1,087)	781,909
Opening Balance Sheet Adjustment - ASC 842	—	—	—	2,535	—	—	—	2,535
Stock-Based Compensation	—	—	—	12,696	—	—	—	12,696
Net increase in Invested Capital	—	—	—	11,474	—	—	—	11,474
Net Earnings	—	—	—	28,099	—	—	—	28,099
Foreign Currency Translation Adjustment	—	—	—	—	—	—	1,068	1,068
Balance, December 31, 2019	—	—	—	837,800	—	—	(19)	837,781
Stock-Based Compensation	—	—	—	23,570	1,112	—	—	24,682
Net increase in Invested Capital	—	—	—	120,779	—	—	—	120,779
Net Earnings	—	—	—	(267,793)	—	1,881	—	(265,912)
Transfer of Invested Capital to Additional-Paid-in-Capital	—	—	—	(714,356)	714,356	—	—	—
Issuance of Common Stock	—	—	16,921	—	(16,921)	—	—	—
Issuance of Shares under Equity Plans	(895)	(15,977)	629	—	10,121	—	—	(5,227)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(778)	(778)
Balance, December 31, 2020	(895)	$(15,977)	$17,550	$—	$708,668	$1,881	$(797)	$711,325
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(265,912)	$28,099	$50,653
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	503,593	528,382	509,351
Other Depreciation and Amortization	67,667	73,582	64,618
Accounts Receivable Provision	30,753	46,721	40,128
Stock-Based Compensation	24,442	13,486	15,517
Deferred Income Taxes	(119,193)	18,226	10,042
Impairment of Assets	477,854	30,344	20,098
Non-Cash Lease Expense	95,864	110,615	—
Other Changes, Net	10,056	(3,917)	362
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(619,397)	(734,641)	(809,672)
Book Value of Lease Merchandise Sold or Disposed	203,761	236,627	271,524
Accounts Receivable	(27,914)	(39,881)	(26,733)
Prepaid Expenses and Other Assets	(4,303)	(18,151)	10,122
Income Tax Receivable	4,834	6,610	49,463
Operating Lease Right-of-Use Assets and Liabilities	(110,295)	(120,287)	—
Accounts Payable and Accrued Expenses	63,261	9,435	(16,712)
Customer Deposits and Advance Payments	20,698	727	(2,225)
Cash Provided by Operating Activities	355,769	185,977	186,536
INVESTING ACTIVITIES:
Proceeds from Investments	—	1,212	3,066
Purchases of Property, Plant & Equipment	(69,037)	(79,932)	(67,099)
Proceeds from Property, Plant, and Equipment	8,430	14,005	6,989
Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(14,793)	(14,285)	(189,901)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	359	2,813	942
Cash Used in Investing Activities	(75,041)	(76,187)	(246,003)
FINANCING ACTIVITIES:
(Repayments) Borrowings on Revolving Facility, Net	—	(16,000)	16,000
Proceeds from Debt	5,625	—	137,500
Repayments on Debt and Related Fees	(347,960)	(68,531)	(97,583)
Shares Withheld for Tax Payments	(5,227)	—	—
Debt Issuance Costs	(3,193)	(40)	(535)
Other Transfers From (To) Former Parent	97,344	11,428	(17,513)
Cash (Used in) Provided by Financing Activities	(253,411)	(73,143)	37,869
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	33	120	(156)
Increase (Decrease) in Cash and Cash Equivalents	27,350	36,767	(21,754)
Cash and Cash Equivalents at Beginning of Year	48,773	12,006	33,760
Cash and Cash Equivalents at End of Year	$76,123	$48,773	$12,006
Net Cash Paid (Received) During the Year:
Interest	$10,418	$16,460	$16,243
Income Taxes	$(64,013)	$(4,554)	$(46,272)
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. thereafter was converted to a limited liability company ("Aaron’s, LLC"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron’s Business, and Vive segments.
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment from its Progressive Leasing and Vive segments and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings"). The separation of the Aaron's Business segment was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc. ("Aaron's", "The Aaron's Company" or the "Company"), a Georgia corporation, to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company, Inc. became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange ("NYSE").
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the assets and liabilities historically associated with the historical Aaron’s Business segment (the "Aaron’s Business") prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc. which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to The Aaron's Company, Inc. and an allocation of expenses related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
We describe in these footnotes the business held by us after the separation as if it were a standalone business for all historical periods described. However, we were not a standalone separate entity with independently conducted operations before the separation. See Note 12 to these consolidated and combined financial statements for additional information regarding the modification of stock-based awards resulting from the separation and distribution.
Business Overview
Description of Business
Aaron's is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions generally focused on serving the large, credit-challenged segment of the population. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, including furniture, appliances, electronics, computers and a variety of other products and accessories. In addition, the Company includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in company-operated and franchised stores.
The following table presents store count by ownership type:

Stores at December 31 (Unaudited)	2020	2019	2018
Company-operated Stores	1,092	1,167	1,312
Franchised Stores	248	335	377
Systemwide Stores	1,340	1,502	1,689
Basis of Presentation
The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company. Intercompany balances and transactions between consolidated entities have been eliminated. These consolidated and combined financial statements reflect the historical results

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The historical results of operations, financial position and cash flows of the Company presented in these consolidated and combined financial statements may not be indicative of what they would have been had the Company been an independent standalone entity, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
The combined financial statements prepared prior to and through November 30, 2020 include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain corporate functions. These costs include executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. See Note 14 to these consolidated and combined financial statements for further information regarding the Company’s related party transactions between the Company and PROG Holdings impacting the consolidated and combined financial statements herein.
The preparation of the Company's consolidated and combined financial statements requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, as described above, the extent to which the COVID-19 pandemic and resulting measures taken by the Company will impact the Company's business will depend on future developments, which are highly uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are highly dependent on estimates of future developments and may change significantly in the future due to unforeseen direct and indirect impacts of the COVID-19 pandemic.
Significant Accounting Policies
Revenue Recognition
The Company provides lease merchandise, consisting of furniture, appliances, electronics, computers and a variety of other products and accessories to its customers for lease under certain terms agreed to by the customer. Our stores and e-commerce platform offer leases with flexible terms that can be renewed monthly up to 12, 18 or 24 months. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments. Our store-based operations also offer customers the option to obtain a membership in the Aaron’s Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (a) product protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements and Aaron's Club Program memberships are cancelable at any time by either party without penalty, and as such, we consider these offerings to be to be month-to-month arrangements.
The Company also earns revenue from the sale of merchandise to customers and its franchisees, and earns ongoing revenue from its franchisees in the form of royalties and through advertising efforts that benefit the franchisees. See Note 6 to these consolidated and combined financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Lease Merchandise
The Company’s lease merchandise is recorded at the lower of depreciated cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company begins depreciating merchandise at the earlier of 12 months and one day from its purchase of the merchandise or when the item is leased to customers. Lease merchandise depreciates to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2020	2019
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$473,964	$504,979
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	223,271	276,619
Lease Merchandise, net of Accumulated Depreciation and Allowances[2]	$697,235	$781,598

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1 Includes Woodhaven raw materials and work-in-process inventory that has been classified within lease merchandise in the consolidated and combined balance sheets of $10.4 million and $14.0 million as of December 31, 2020 and 2019, respectively.
2 General and administrative overhead costs capitalized into the cost of lease merchandise were $43.5 million, $48.7 million, and $45.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Capitalized overhead costs remaining in lease merchandise were $45.2 million and $47.5 million as of December 31, 2020 and 2019, respectively.
The Company’s policies require weekly merchandise counts for its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.
The Company records a provision for write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our businesses, a high level of estimation was involved in determining the allowance as of December 31, 2020; therefore, actual lease merchandise write-offs could differ materially from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs, which is included within lease merchandise, net within the consolidated and combined balance sheets:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Beginning Balance	$13,823	$10,910	$8,987
Merchandise Written off, net of Recoveries	(65,869)	(94,990)	(67,047)
Provision for Write-offs	63,645	97,903	68,970
Ending Balance	$11,599	$13,823	$10,910
Retail and Non-Retail Cost of Sales
Included in cost of lease and retail revenues, as well as non-retail cost of sales, is the net book value of merchandise sold via retail and non-retail sales, primarily using specific identification.
Shipping and Handling Costs
Shipping and handling costs of $64.2 million, $74.3 million and $75.2 million were incurred for the years ended December 31, 2020, 2019 and 2018, respectively. These costs are primarily classified within other operating expenses, net in the accompanying consolidated and combined statements of earnings, and to a lesser extent, capitalized into the cost of lease merchandise and subsequently depreciated or recognized as cost of retail sales.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $40.2 million, $37.1 million and $33.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are classified within other operating expenses, net in the consolidated and combined statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $21.8 million, $27.7 million and $28.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The prepaid advertising asset was $4.3 million and $0.3 million at December 31, 2020 and 2019, respectively, and is reported within prepaid expenses and other assets on the consolidated and combined balance sheets.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Stock-Based Compensation
Stock-based compensation expense in prior years and until the effective date of the separation and distribution on November 30, 2020 was allocated to The Aaron's Company based on the awards and terms previously granted to its employees under the PROG Holdings stock-based compensation plans and includes an allocation of PROG Holdings' corporate employee stock-based compensation expenses. The Aaron's Company has stock-based employee compensation plans adopted in connection with the separation and distribution in which certain Company employees are participants, which are more fully described in Note 12 to these consolidated and combined financial statements.
For stock awards granted under such plans, management estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share units ("PSUs") awarded is equal to the market value of a share of the Company's common stock on the grant date. Management estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes-Merton pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option, and put option. The design of awards issued under the Company's ESPP is more fully described in Note 12 to these consolidated and combined financial statements.
Retirement-Related Equity Modifications
In connection with the completion of the separation and distribution on November 30, 2020, PROG Holdings and the Company entered into a Transition Agreement (the "Transition Agreement") with the Chief Executive Officer of Aaron's Holdings Company, Inc. (the "CEO"), pursuant to which the CEO would retire and transition to become the non-employee Chairman of the Board of Directors of the Company effective November 30, 2020. The Transition Agreement provided that all unvested stock options, restricted stock awards and performance share units granted to the CEO in prior periods become 100% vested as promptly as practicable following the completion of the separation and distribution. The Company concluded that the terms of this Transition Agreement resulted in award modifications under ASC 718, Compensation - Stock Compensation ("ASC 718"), as both the fair value and vesting conditions of the awards were considered modified. The modifications resulted in incremental compensation expense allocated to the Company of $11.0 million, which was recognized as a component of retirement charges in the consolidated and combined statements of earnings for the year ended December 31, 2020. See Note 12 to these consolidated and combined financial statements for additional information regarding these modifications.
Separation Costs
Separation costs include allocated expenses prior to November 30, 2020 and actual expenses after November 30, 2020 associated with the separation and distribution, including personnel-related costs and incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards related to Company employees, as well as an allocation of similar expenses related to PROG Holdings' corporate and shared function employees. See Note 12 to these consolidated and combined financial statements for additional information regarding the modification of awards that were converted concurrent with the separation and distribution. Separation costs also include one-time expenses incurred by the Company in order to operate as an independent, standalone public entity after completion of the separation and distribution.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Income Taxes
The Company and its subsidiaries file U.S. federal consolidated income tax returns in the United States, and separate legal entities file in various state and foreign jurisdictions. In all periods presented, the income tax provision has been computed for the entities comprising the Company on a standalone, separate return basis as if the Company were a separate taxpayer.
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Income taxes as presented attribute deferred income taxes of the Company's standalone consolidated and combined financial statements in a manner that is systematic, rational and consistent with the asset and liability method.
The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when such changes are enacted. The Company's largest temporary differences arise principally from the use of accelerated depreciation methods on lease merchandise for tax purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
The Company recognizes uncertain tax positions in the consolidated and combined financial statements when it is more likely than not that the tax position will be sustained upon examination. Uncertain tax positions are measured based on the probabilities that the uncertain tax position will be realized upon final settlement.
See further details on income taxes within Note 9 to these consolidated and combined financial statements.
(Loss) Earnings Per Share
(Loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the period. The computation of (loss) earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs, PSUs and awards issuable under the Company's ESPP (collectively, "share-based awards") as determined under the treasury stock method, unless the inclusion of such awards would be anti-dilutive.
The Company's basic earnings per share calculations for the periods prior to the separation and distribution assumes that the weighted average number of common shares outstanding was 33,841,624, which is the number of shares distributed to shareholders on the separation and distribution date, November 30, 2020. The same number of shares was used in the calculation of diluted earnings per share for the periods prior to the separation and distribution, as there were no equity awards of The Aaron's Company, Inc. outstanding prior to the distribution date.
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Year Ended December 31,
(Shares In Thousands)	2020	2019	2018
Weighted Average Shares Outstanding	33,877	33,842	33,842
Dilutive Effect of Share-Based Awards[1]	—	—	—
Weighted Average Shares Outstanding Assuming Dilution	33,877	33,842	33,842
1 There was no dilutive effect to the (loss) earnings per common share for the year ended December 31, 2020 due to the net loss incurred in the year-to-date period.
Cash and Cash Equivalents
The Company classifies as cash equivalents any highly liquid investments that have maturity dates of three months or less at the time they are purchased. The Company maintains its cash and cash equivalents at various banks. Bank balances may exceed coverage provided by the Federal Deposit Insurance Corporation ("FDIC"). However, due to the size and strength of the banks in which balances that exceed the FDIC coverage are held, any exposure to loss is believed to be minimal. Cash and cash equivalents also includes amounts in transit due from financial institutions related to credit card and debit card transactions, which generally settle within three business days from the original transaction.
Investments
At December 31, 2017, the Company maintained an investment classified as held-to-maturity securities in PerfectHome, a rent-to-own company operating in the United Kingdom, of £15.1 million ($20.4 million). During the second quarter of 2018, PerfectHome's liquidity deteriorated significantly due to continuing operating losses and the senior lender's decision to no longer provide additional funding under a secured revolving debt agreement resulting from PerfectHome's default of certain

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
covenants. In July 2018, PerfectHome entered into the United Kingdom’s insolvency process and was subsequently acquired by the senior lender. The Company recorded a full impairment of the PerfectHome investment of $20.1 million during the second quarter of 2018 which is classified as an impairment of investment in the consolidated and combined statements of earnings. The Company has not received any repayments since the impairment charge and does not believe it will receive any further payments on its subordinated secured notes.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2020	2019
Customers	$8,399	$9,820
Corporate	12,771	14,028
Franchisee	12,820	13,231
	$33,990	$37,079
The Company maintains an accounts receivable allowance, under which the Company's policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical collection experience, which is recognized as a reduction of lease and retail revenues within the consolidated and combined statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the potential unfavorable impacts of the COVID-19 pandemic on our business. The Company writes off lease receivables that are 60 days or more past due on pre-determined dates twice monthly.
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate a specific allowance on accounts receivable to estimate future losses related to certain franchisees that are deemed higher risk of non-payment and a general allowance based on historical losses as well as the Company's assessment of the financial health of all other franchisees. The estimated allowance on accounts receivable includes consideration of broad macroeconomic trends, such as the potential unfavorable impacts of the COVID-19 pandemic on the franchisees' ability to satisfy their obligations. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the consolidated and combined statements of earnings. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, actual accounts receivable write-offs could differ materially from the allowance.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Beginning Balance	$10,720	$9,546	$6,992
Accounts Written Off, net of Recoveries	(33,860)	(45,547)	(37,574)
Accounts Receivable Provision	30,753	46,721	40,128
Ending Balance	$7,613	$10,720	$9,546
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 20 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to ten years. Management uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when members of management who possess the authority to do so authorize and commit to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary and post-implementation project stages are expensed appropriately. Generally, the life cycle for each feature update implementation is one month.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the expected lease term or the asset's useful life. Depreciation expense for property, plant and equipment is classified within other operating expenses, net in the accompanying consolidated and combined statements of earnings and was $60.9 million, $60.3 million and $53.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $17.4 million, $15.7 million and $13.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Management assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, management compares the carrying amount of the asset to its fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2020	2019
Prepaid Expenses	$25,882	$28,975
Insurance Related Assets	27,960	26,393
Company-Owned Life Insurance	16,223	14,576
Assets Held for Sale	8,956	10,131
Deferred Tax Assets	7,014	3,439
Other Assets	3,860	8,867
	$89,895	$92,381
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of December 31, 2020 and 2019. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated and combined balance sheets. Depreciation is suspended on assets upon classification as held for sale.
The carrying amount of the properties held for sale as of December 31, 2020 and 2019 was $9.0 million and $10.1 million, respectively. Management estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below.
Charges of $0.2 million and $1.2 million were recorded within restructuring expenses, net during the year ended December 31, 2020 and 2019, respectively, with insignificant charges recorded during 2018. These charges related to the impairment of store properties that the Company decided to close under its restructuring programs as described in Note 11. Impairment charges were also recorded on assets held for sale that were not part of a restructuring program of $0.2 million during the year ended December 31, 2018 and are included in other operating expenses, net within the consolidated and combined statements of earnings with insignificant charges recorded during 2020 and 2019. These charges related to the impairment of various parcels of land and buildings that were not part of a restructuring program and that the Company decided not to utilize for future expansion.
Net gains of $1.7 million were recognized during the year ended December 31, 2019 related to the sales of four former company-operated store properties for a total selling price of $2.6 million. The sales proceeds were recorded in proceeds from sales of property, plant and equipment in the consolidated and combined statements of cash flows and the net gains were recorded as a reduction to other operating expenses, net in the consolidated and combined statements of earnings. Other than those mentioned above, gains and losses related to the disposal of assets held for sale were not significant for the years ended December 31, 2020, 2019, and 2018, respectively.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Goodwill
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of one or more reporting units exceeds the reporting units' fair value. The Company concluded that the need for an interim goodwill impairment test was triggered as of March 31, 2020. Factors that led to this conclusion included: (i) a significant decline in the Aaron's, Inc. stock price and market capitalization in March 2020; (ii) the temporary closure of all company-operated store showrooms due to the COVID-19 pandemic, which impacted our financial results and was expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers and franchisees; and (iv) consideration given to the amount by which the Aaron's reporting unit's fair value exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.
As of March 31, 2020, management of Aaron's, Inc. determined its existing goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. Management engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test, which entailed an assessment of the Aaron's reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflected assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, the Company performed certain sensitivity analyses including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the existing goodwill balance within the Aaron's reporting unit.
The market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly. However, we considered that such publicly available information regarding the comparable companies evaluated likely did not reflect the impact of the COVID-19 pandemic in determining the multiple assumptions selected.
Subsequent to March 31, 2020, the Company recorded $7.6 million of goodwill related to acquisitions of certain franchisees that took place after our March 31, 2020 interim goodwill impairment test. The Company completed a qualitative goodwill impairment test as of October 1, 2020 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2020 that would more likely than not reduce the fair value of its reporting unit below its carrying amount.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Segment Reporting
Management concluded that the Company has one operating and reportable segment based on the nature of the financial information regularly reviewed by the chief operating decision maker to assess performance and allocate resources. We have also concluded that the Company has one reporting unit due to the fact that the components included within the operating segment have similar economic characteristics, such as the nature of the products and services provided, the nature of the customers we serve, and the interrelated nature of the components that are aggregated to form the sole reporting unit. The Company evaluates performance and allocates resources as a single operating segment based on revenue growth and pre-tax profit or loss from operations.
Other Intangibles
Other intangibles include customer relationships, non-compete agreements, reacquired franchise rights, customer lease contracts and expanded customer base intangible assets acquired in connection with store-based business acquisitions, asset acquisitions of customer contracts, and franchisee acquisitions. The customer relationship intangible asset is amortized on a straight-line basis over a three-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to five years). The customer lease contract intangible asset is amortized on a straight-line basis over a one-year estimated useful life. The expanded customer base intangible asset represents the estimated fair value paid in an asset acquisition for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets, and is generally amortized on a straight-line basis over two to six years. Acquired franchise rights are amortized on a straight-line basis over the remaining life of the franchisee’s ten-year license term.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2020	2019
Accounts Payable	$84,566	$80,173
Estimated Claims Liability	49,272	43,289
Accrued Salaries and Benefits	53,396	33,122
Accrued Real Estate and Sales Taxes	23,025	21,129
Other Accrued Expenses and Liabilities	20,589	42,883
	$230,848	$220,596
Estimated Claims Liabilities
Estimated claims liabilities are accrued primarily for workers compensation, vehicle liability, general liability and group health insurance benefits provided to employees. These liabilities are recorded within accrued insurance costs in accounts payable and accrued expenses in the consolidated and combined balance sheets. Estimates for these claims liabilities are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers which are recorded within prepaid expenses and other assets in our consolidated and combined balance sheets.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated and combined balance sheets, amounted to approximately $2.5 million and $2.7 million as of December 31, 2020 and 2019, respectively. The capitalized cost is depreciated over the useful life of the related asset.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
    Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.
    Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
    Level 3—Valuations based on unobservable inputs reflecting management’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The Company measures a liability related to the non-qualified deferred compensation plan, which represents benefits accrued for participants that are part of the plan and is valued at the quoted market prices of the participants’ investment elections, at fair value on a recurring basis. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired.
The fair values of the Company’s other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, in connection with periodic evaluations for potential impairment. During the fourth quarter of 2020, the Company elected to permanently vacate one of its leased administrative offices in Kennesaw, Georgia. As described in further detail within Note 4 to these consolidated and combined financial statements, the Company impaired a part of the carrying value of the related operating lease right-of-use asset and property, plant and equipment using certain Level 3 inputs due to a lack of recent comparable transactions in active markets.
Foreign Currency
The financial statements of the Company’s Canadian subsidiary are translated from the Canadian dollar functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of the subsidiary are recorded in accumulated other comprehensive loss as a component of equity. The Company's assets include assets from Canadian operations of $14.5 million and $28.2 million as of December 31, 2020 and 2019, respectively.
Foreign currency remeasurement gains and losses are recorded primarily due to remeasurement of the financial assets and liabilities of the Company's Canadian stores between the Canadian dollar and the U.S. dollar, as well as the Company's previous investment in PerfectHome, which was fully impaired during 2018. Foreign currency remeasurement losses were not significant in 2020, 2019 or 2018.
Invested Capital
Invested capital in the consolidated and combined balance sheets and consolidated and combined statements of equity represent the PROG Holdings historical investment in The Aaron’s Company, Inc., the accumulated net earnings after taxes and the net effect of the transactions with and allocations from PROG Holdings prior to the separation and distribution.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Supplemental Disclosure of Non-Cash Investing Transactions
The purchase price for the acquisition of certain franchisees made during the years ended December 31, 2020 and 2019 included the non-cash settlement of pre-existing accounts receivable the franchisees owed the Company of $0.4 million and $1.7 million, respectively. This non-cash consideration has been excluded from the line "Outflows on Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired" in the investing activities section of the consolidated and combined statements of cash flows for the respective periods.
During the year ended December 31, 2018, the Company entered into transactions to acquire and sell certain customer agreements and related lease merchandise with third parties which were accounted for as asset acquisitions and asset disposals. The fair value of the non-cash consideration exchanged in these transactions was $0.6 million.
Hurricane Impact
During the years ended December 31, 2019 and 2018, insurance recovery gains of $4.5 million and $0.9 million, respectively, were recognized related to the settlement of property damage claims and business interruption claims stemming from property damages and lost lease revenue due to store closures caused by Hurricanes Harvey and Irma in 2017, which are recorded within other operating expenses, net in the consolidated and combined statements of earnings.
Recent Accounting Pronouncements
Adopted
Financial Instruments - Credit Losses. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("CECL"). The main objective of the update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by companies at each reporting date. For trade and other receivables, held to maturity debt securities and other instruments, companies will be required to use a new forward-looking "expected losses" model that generally will result in the recognition of allowances for losses earlier than under current accounting guidance. The standard was adopted on a modified retrospective basis in the first quarter of 2020. The Company's operating lease activities are not impacted by ASU 2016-13, as operating lease receivables are not in the scope of the CECL standard, and the implementation of CECL did not have a material impact to the Company's consolidated and combined financial statements.
Intangibles - Goodwill and Other. In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to measure an impairment of goodwill, if any, by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. In accordance with the amendment, entities should perform goodwill impairment tests by comparing the carrying value of their reporting units to their fair value. If the carrying value of the reporting unit exceeds the fair value, an entity should record an impairment charge for the amount by which its carrying amount exceeds its reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 was effective for the Company in the first quarter of 2020 and was adopted on a prospective basis. Management of PROG Holdings concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business reporting unit as of March 31, 2020 and applied the simplification guidance in ASU 2017-04 in the test. Management of PROG Holdings determined the existing goodwill within the Aaron's Business reporting unit was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. See Note 3 for further discussion.
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate, which is currently expected to occur on December 31, 2021. The Company's $250.0 million senior unsecured revolving credit facility (the "Revolving Facility") as further described in Note 8 to these consolidated and combined financial statements currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company will adopt the standard in the first quarter of 2022, and is continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's consolidated financial statements or to any key terms of our revolving facility other than the discontinuation of the LIBO rate.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 2: ACQUISITIONS
During the years ended December 31, 2020, 2019 and 2018, cash payments, net of cash acquired, related to the acquisitions of businesses and contracts were $14.8 million, $14.3 million and $189.9 million, respectively. Cash payments made during the years ended December 31, 2020 and 2019 principally relate to the acquisition of 15 and 18 franchised stores, respectively. Significant assets acquired in these acquisitions were similar in nature to the assets acquired in the 2018 franchisee acquisitions described below and included lease merchandise and property, plant and equipment of the acquired stores, as well as intangible assets and goodwill. Cash payments made during the year ended December 31, 2018 principally relate to the acquisitions of franchised stores described below.
The franchisee acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The effect of the Company’s acquisitions of businesses and contracts to the consolidated and combined financial statements, other than the specific 2018 franchisee acquisitions described below, was not significant for the years ended December 31, 2020, 2019 and 2018.
Franchisee Acquisitions - 2018
During 2018, the Company acquired 152 franchised stores operated by franchisees for an aggregate purchase price of $190.2 million, exclusive of the settlement of pre-existing receivables and post-closing working capital settlements.
The acquired operations generated revenues of $176.8 million, $183.3 million and $72.0 million and earnings before income taxes of $11.8 million, $3.3 million and $0.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, which are included in our consolidated and combined statements of earnings for the respective periods. The results of the acquired operations were impacted by acquisition-related transaction and transition costs, amortization expense of the various intangible assets recorded from the acquisitions, and restructuring charges incurred under restructuring programs associated with the closure of a number of the acquired stores. The revenues and earnings before income taxes of the acquired operations discussed above have not been adjusted for estimated non-retail sales, franchise royalties and fees, and related expenses that the Company could have generated as revenue and expenses to the Company from the franchisees during the years ended December 31, 2020, 2019, and 2018 had the transaction not been completed.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The 2018 acquisitions are benefiting the Company's omni-channel platform through added scale, strengthening its presence in certain geographic markets, and enhancing operational control, including compliance, and enabling the Company to execute its business transformation initiatives on a broader scale. The following table presents summaries of the fair value of the assets acquired and liabilities assumed in the franchisee acquisitions as of the respective acquisition dates:

(in Thousands)	Final Amounts Recognized as of Acquisition Dates
Purchase Price	$190,167
Add: Settlement of Accounts Receivable from Pre-existing Relationship	5,405
Add: Working Capital Adjustments	155
Aggregate Consideration Transferred	195,727

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Cash and Cash Equivalents	50
Lease Merchandise	59,616
Property, Plant and Equipment	5,568
Operating Lease Right-of-Use Assets[1]	4,338
Other Intangibles[2]	23,322
Prepaid Expenses and Other Assets	1,241
Total Identifiable Assets Acquired	94,135
Accounts Payable and Accrued Expenses	(977)
Customer Deposits and Advance Payments	(5,156)
Total Liabilities Assumed	(6,133)
Goodwill[3]	107,725
Net Assets Acquired (excluding Goodwill)	$88,002
1 As of the respective acquisition dates, the Company had not yet adopted ASC 842. As such, there were no operating lease right-of-use assets or operating lease liabilities recognized within the combined financial statements at the time of acquisition. The Company recognized operating lease right-of-use assets and operating lease liabilities for the acquired stores as part of the transition to ASC 842 on January 1, 2019. We finalized our valuation of assumed favorable and unfavorable real estate operating leases during 2019, which also impacted the valuation of the customer lease contract and customer relationship intangible assets. As a result, measurement period adjustments of $4.3 million were recorded as an increase to operating lease right-of-use assets, with a corresponding reduction of $1.2 million within other intangibles, net in the Company's consolidated and combined balance sheets. The adjustment also resulted in the recognition of immaterial adjustments to other operating expenses, net and restructuring expenses, net during 2019 to recognize expense that would have been recorded in prior periods had the favorable lease and intangible assets been recorded as of the acquisition date.
2 Identifiable intangible assets are further disaggregated in the table set forth below.
3 The total goodwill recognized in conjunction with the franchisee acquisitions is expected to be deductible for tax purposes. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected benefits to the Company’s omni-channel platform, implementation of the Company’s operational capabilities, and control of the Company’s brand name in the acquired geographic markets. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. As discussed in further detail within Note 1, the Company determined that its then existing goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The intangible assets attributable to the franchisee acquisitions are comprised of the following:

	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Non-compete Agreements	$1,872	3.0
Customer Contracts	7,457	1.0
Customer Relationships	9,330	3.0
Reacquired Franchise Rights	4,663	3.9
Total Acquired Intangible Assets[1]	$23,322
1 Acquired definite-lived intangible assets have a total weighted average life of 2.5 years.
The Company incurred $1.7 million of acquisition-related costs in connection with the franchisee acquisitions, substantially all of which were incurred during 2018. These costs were included in other operating expenses, net in the consolidated and combined statements of earnings.
NOTE 3: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides information related to the carrying amount of the Company's goodwill:

(In Thousands)
Balance at January 1, 2019	$444,369
Acquisitions	6,526
Disposals, Currency Translation and Other Adjustments	(362)
Acquisition Accounting Adjustments	(2,752)
Balance at December 31, 2019	$447,781
Acquisitions	7,576
Disposals, Currency Translation and Other Adjustments	(941)
Acquisition Accounting Adjustments	46
Impairment Loss	(446,893)
Balance at December 31, 2020	$7,569
See further details regarding the full impairment of the Company's goodwill recorded during the first quarter of 2020 in Note 1.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Definite-Lived Intangible Assets
The following table summarizes information related to the Company's definite-lived intangible assets at December 31:

	2020			2019
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Relationships	$10,476	$(7,706)	$2,770	$10,478	$(4,783)	$5,695
Reacquired Franchise Rights	7,421	(3,429)	3,992	8,428	(3,307)	5,121
Non-Compete Agreements	3,633	(2,759)	874	4,398	(2,488)	1,910
Customer Lease Contracts	690	(155)	535	804	(503)	301
Expanded Customer Base	1,807	(881)	926	1,720	(513)	1,207
Total	$24,027	$(14,930)	$9,097	$25,828	$(11,594)	$14,234
Total amortization expense of the Company's definite-lived intangible assets included in other operating expenses, net in the accompanying consolidated and combined statements of earnings was $6.8 million, $13.3 million and $10.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, estimated future amortization expense for the next five years related to the Company's definite-lived intangible assets is as follows:

(In Thousands)
2021	$5,100
2022	1,752
2023	1,086
2024	553
2025	367
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2020			December 31, 2019
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,450)	$—	$—	$(11,048)	$—
The Company maintains The Aaron's Company, Inc. Deferred Compensation Plan as described in Note 13 to these consolidated and combined financial statements. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability, which is recorded in accounts payable and accrued expenses in the consolidated and combined balance sheets.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2020			December 31, 2019
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$8,956	$—	$—	$10,131	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of restructuring programs as described in Note 11) in the consolidated and combined statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
In addition to the non-financial assets measured at fair value on a nonrecurring basis as described above, the Company determined it would permanently cease using an administrative building in Kennesaw, Georgia, and recorded an impairment charge of $6.0 million to reduce the carrying value of the related right-of-use asset and property, plant and equipment to an estimated fair value of $3.7 million using a discounted cash flows method. Management determined future cash flows by estimating sublease rental rates with the assistance of a third-party specialist, which incorporated management's best estimates of current and future sublease market conditions due to a lack of comparable recent market activity. The future cash flows were discounted using a rate which incorporated both the time value of money over the remaining lease term as well as a risk premium to consider potential variability in the amount and timing of future sublease income. We have classified these amounts as Level 3 assets due to the lack of recent comparable transactions in active markets.
Additionally, the Company’s goodwill is subject to an impairment test at the reporting unit level annually as of October 1, and more frequently if events or circumstances indicate that an impairment may have occurred. The Company concluded that the need for an interim goodwill impairment test was triggered as of March 31, 2020, which resulted in a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. The interim impairment test entailed an assessment of the Aaron's reporting unit’s fair value, which was derived using a combination of both income and market approaches relative to the carrying value that involved significant unobservable inputs (Level 3 inputs). Refer to Note 1 to these consolidated and combined financial statements for further details regarding the determination of the fair value of the Aaron's reporting unit.
Certain Financial Assets and Liabilities Not Measured at Fair Value
The following table summarizes the fair value of liabilities that are not measured at fair value in the consolidated and combined balance sheets, but for which the fair value is disclosed:

	December 31, 2020			December 31, 2019
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed-Rate Long Term Debt [1]	$—	$—	$—	$—	$(123,580)	$—
1 As discussed in Note 8 to these consolidated and combined financial statements, the Company repaid the remaining $60.0 million of outstanding principal related to the fixed-rate senior unsecured notes prior to the separation and distribution transaction. The fair value of fixed-rate long term debt at December 31, 2019 was estimated using the present value of underlying cash flows discounted at a current market yield for similar instruments. The carrying amount of fixed-rate long term debt was $120.0 million at December 31, 2019.
NOTE 5: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31,
(In Thousands)	2020	2019
Land	$14,588	$16,427
Buildings and Improvements	51,841	54,923
Leasehold Improvements and Signs	77,278	75,762
Vehicles	80,847	68,328
Fixtures and Equipment	142,875	147,277
Software - Internal-Use	134,334	121,075
Assets Under Finance Leases	1,156	2,690
Construction in Progress	8,014	4,483
	510,933	490,965
Less: Accumulated Depreciation and Amortization[1]	(310,563)	(283,664)
	$200,370	$207,301
1Accumulated amortization of internal-use software development costs amounted to $87.1 million and $70.9 million as of December 31, 2020 and 2019, respectively.
Depreciation expense on assets recorded under finance leases is included in other operating expenses, net and was $0.6 million, $1.5 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Finance leases as of

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
December 31, 2020 and 2019 relate to vehicles assumed as part of a franchisee acquisition and included $1.0 million and $1.9 million in accumulated depreciation as of December 31, 2020 and 2019, respectively.
NOTE 6: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Lease Revenues and Fees	$1,530,464	$1,570,358	$1,509,529
Retail Sales	47,345	38,474	31,271
Non-Retail Sales	127,652	140,950	207,262
Franchise Royalties and Fees	28,212	33,432	44,815
Other	1,246	1,263	1,839
Total[1]	$1,734,919	$1,784,477	$1,794,716
1 Includes revenues from Canadian operations of $21.7 million, $24.7 million, and $21.3 million during the years ended December 31, 2020, 2019, and 2018, which are primarily lease revenues and fees.
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, home appliances, electronics and accessories to its customers for lease under certain terms agreed to by the customer. The Company’s stores and its e-commerce platform offer leases with flexible terms that can be renewed monthly up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments. Our store-based operations also offer customers the option to obtain a membership in the Aaron’s Club Program. The benefits to customers of the Club Program are separated into three general categories: (a) product protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements and Aaron's Club Program memberships are cancelable at any time by either party without penalty, and as such, we consider these offerings to be to be month-to-month arrangements.
Lease revenues related to the leasing of merchandise, net of related sales taxes, and Aaron's Club membership fees are recognized as revenue in the month they are earned. Payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated and combined balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
All of the Company's customer lease agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the consolidated and combined statements of earnings. The statement of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease term.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the years ended December 31, 2020 and December 31, 2019 and within the scope of ASC 840, Leases, during the year ended December 31, 2018. The Company had $25.1 million, $24.7 million and $17.7 million of other revenue during the years ended December 31, 2020, 2019, and 2018, respectively, within the scope of ASC 606, Revenue from Contracts with Customers. Lease revenues and fees are recorded within lease and retail revenues in the accompanying consolidated and combined statements of earnings.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Sales of lease merchandise to franchisees and to other customers are recorded within non-retail sales and lease and retail revenues, respectively, in the accompanying consolidated and combined statements of earnings. All retail and non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the years ended December 31, 2020, 2019, and 2018.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Franchise Royalties and Fees
Franchisees pay an ongoing royalty of 6% of the weekly cash revenue collections, which is recognized as the fees become due. In response to the COVID-19 pandemic, the Company temporarily suspended, as opposed to deferring, the royalty fee obligation in March 2020, effectively forgiving the franchisee royalty payments that otherwise would have been due during the suspension period. The Company reinstated the requirement that franchisees make royalty payments during the second quarter of 2020, but there can be no assurance that the Company will not implement another suspension or a deferral of franchisee royalty payments in future periods, such as, for example, in response to our franchisees experiencing financial difficulty due to a resurgence of COVID-19 cases.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 10 of these consolidated and combined financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fees revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the years ended December 31, 2020, 2019, and 2018. Of the franchise royalties and fees, $19.5 million, $25.5 million, and $33.3 million during the years ended December 31, 2020, 2019, and 2018, respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to fees collected for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenue in the accompanying consolidated and combined statements of earnings.
NOTE 7: LEASES
Lessor Information
Refer to Note 6 to these consolidated and combined financial statements for further information about the Company's revenue generating activities as a lessor. All of the Company's customer lease agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases retail store and warehouse space for most of its store-based operations, as well as management and information technology space for store and e-commerce supporting functions, under operating leases expiring at various times through 2033. To the extent that a leased retail store or warehouse space ceases to be used prior to the termination of the lease, the spaces may be vacated, and to a lesser extent subleased to third parties while the Company maintains its primary obligation as the lessee in the head lease. The Company leases transportation vehicles under operating and finance leases, most of which generally expire during the next two years. The vehicle leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company also leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next two years. For all of its leases in which it is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease.
Finance lease costs are comprised of the amortization of right-of-use assets and the interest accretion on discounted lease liabilities, which are recorded within other operating expenses, net and interest expense, respectively, in the consolidated and combined statements of earnings. Operating lease costs are recorded on a straight-line basis and are primarily classified within other operating expenses, net in the consolidated and combined statement of earnings, and to a lesser extent capitalized into the cost of lease merchandise and subsequently depreciated. For stores that are related to restructuring programs as described in Note 11, operating lease costs recorded subsequent to any necessary operating lease right-of-use asset impairment charges and after vacancy of the store are recognized in a pattern that is generally accelerated within restructuring expenses, net in the consolidated and combined statements of earnings. The Company’s total operating and finance lease costs are comprised of the following:

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
(In Thousands)	2020	2019
Finance Lease cost:
Amortization of Right-of-Use Assets	$596	$1,542
Interest on Lease Liabilities	170	363
Total Finance Lease cost:	766	1,905

Operating Lease cost:
Operating Lease cost classified within Other Operating Expenses, Net[1]	94,249	107,581
Operating Lease cost classified within Restructuring Expenses, Net	1,615	3,339
Sublease Receipts[2]	(2,723)	(2,644)
Total Operating Lease cost:	93,141	108,276

Total Lease cost	$93,907	$110,181
1 Includes short-term and variable lease costs, which are not significant. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months. The Company incurred $108.1 million of rental expense, net of sublease receipts during the year ended December 31, 2018 under ASC 840, Leases. The Company also incurred right-of-use asset impairment charges of $24.7 million and $24.4 million during the years ended December 31, 2020 and 2019, respectively, under ASC 842, Leases. During the year ended December 31, 2018, the Company incurred contractual lease obligation charges, net of estimated sublease receipts of $2.1 million related to the closure of company-operated stores under ASC 840, Leases. These charges are reported within restructuring expenses, net in the consolidated and combined statements of earnings.
2 The Company has anticipated future sublease receipts from executed sublease agreements of $2.3 million in 2021, $1.5 million in 2022, $1.0 million in 2023, $0.5 million in 2024, $0.2 million in 2025, and $0.1 million thereafter.
Additional information regarding the Company’s leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2020	2019
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$170	$411
Operating Cash Flows for Operating Leases	111,446	121,864
Financing Cash Flows for Finance Leases	1,086	2,493
Total Cash paid for amounts included in measurement of Lease Liabilities	112,702	124,768
Right-of-Use Assets obtained in exchange for new Finance Lease Liabilities	—	—
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	$45,678	$49,504
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2020	2019
Assets
Operating Lease Assets	Operating Lease Right-of-Use Assets	$238,085	$305,257
Finance Lease Assets	Property, Plant and Equipment, Net	153	768
Total Lease Assets		$238,238	$306,025

Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$278,958	$335,807
Finance Lease Liabilities	Debt	831	2,670
Total Lease Liabilities		$279,789	$338,477

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Most of the Company's real estate leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company currently does not have any real estate leases in which it considers the renewal options to be reasonably certain of exercise, as historical experience indicates that renewal options are not reasonably certain to be exercised. Additionally, the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates, and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for finance and operating leases:

	December 31,
	2020		2019
	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Finance Leases	5.7%	1	5.7%	2
Operating Leases	3.5%	4	3.6%	5
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of December 31, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance and operating lease liabilities included in the consolidated and combined balance sheets.

(In Thousands)	Operating Leases	Finance Leases	Total
2021	$94,446	$787	$95,233
2022	72,214	71	72,285
2023	51,500	—	51,500
2024	34,238	—	34,238
2025	20,442	—	20,442
Thereafter	28,980	—	28,980
Total Undiscounted Cash Flows[1]	301,820	858	302,678
Less: Interest	22,862	27	22,889
Present Value of Lease Liabilities	$278,958	$831	$279,789
1 Future undiscounted cash flows do not include approximately $3.9 million of future operating lease payments for leases that have not yet commenced. These leases will commence during 2021.
COVID-19 Lease Concessions
In response to the impacts of the COVID-19 pandemic, the Company negotiated lease concessions for approximately 184 of our company-operated stores and received near-term rent abatements and deferrals of approximately $1.9 million. On April 10, 2020, the Financial Accounting Standards Board ("FASB") issued guidance for lease concessions executed in response to the COVID-19 pandemic, which provides a practical expedient to forego an evaluation of whether a lease concession should be accounted for as a modification if the concession does not result in a substantial increase of the lessee's obligations. The Company has elected to apply this guidance to all lease concessions negotiated as a result of the COVID-19 pandemic that meet these criteria.
Sale-Leaseback Transactions
In addition to the leasing activities described above, the Company entered into two separate sale and leaseback transactions related to a fulfillment and distribution center and three company-operated store properties during the fourth quarter of 2019. The Company received net proceeds of $8.1 million and recorded gains of $5.6 million related to the sale and leaseback transactions, which were classified within other operating expenses, net in the consolidated and combined statements of earnings for the year ended December 31, 2019.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 8: INDEBTEDNESS
On November 9, 2020, Aaron’s, LLC, a wholly-owned subsidiary of the Company, entered into a new credit agreement with several banks and other financial institutions providing for a $250.0 million senior unsecured revolving credit facility. Revolving borrowings became available at the completion of the separation and distribution. All borrowings and commitments under the Revolving Facility will mature or terminate on November 9, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. The Company did not have any outstanding borrowings under the Revolving Facility as of December 31, 2020. The Company incurred approximately $2.2 million of lender and legal fees related to the Revolving Facility, which were recorded within prepaid expenses and other assets in the consolidated and combined balance sheets.
In conjunction with the separation and distribution, the Company repaid in full the outstanding principal and accrued interest amounts due under the previous debt agreements of Aaron's, Inc., which consisted of (i) $225.4 million paid on November 30, 2020 to settle outstanding principal and accrued interest due under the previous Aaron's, Inc. revolving credit and term loan facility, which was scheduled to mature in January 2025; and (ii) $61.3 million paid on November 27, 2020 to settle outstanding principal, accrued interest, and an early prepayment fee related to the previous Aaron's, Inc. senior unsecured notes which were scheduled to mature in April 2021. The Company recorded a loss of $4.1 million on the extinguishment of the previous indebtedness, which was recorded within loss on debt extinguishment in the consolidated and combined statements of earnings.
All debt obligations and unamortized debt issuance costs as of December 31, 2019 and the related interest expense for the years ended December 31, 2020, 2019, and 2018 have been included within the Company's consolidated and combined financial statements because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron's Company, Inc.
Following is a summary of the Company’s debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2020	2019
Senior Unsecured Notes, 4.75% - Repaid in November 2020	$—	$119,847
Term Loan - Repaid in November 2020	—	218,513
Finance Lease Obligations	831	2,670
Total Debt[1]	831	341,030
Less: Current Maturities	761	83,886
Long-Term Debt	$70	$257,144
1 Total debt as of December 31, 2019 included unamortized debt issuance costs of $1.0 million. The Company also recorded $2.1 million and $1.9 million of debt issuance costs as of December 31, 2020 and 2019, respectively, related to its current and previous revolving credit facilities, which were recorded within prepaid expenses and other assets in the consolidated and combined balance sheets.
Revolving Facility
The Company is a guarantor of the $250.0 million Revolving Facility with Aaron’s, LLC, now a wholly-owned subsidiary of the Company. The Revolving Facility includes (i) a $35.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $25.0 million sublimit for swing line loans on customary terms. Aaron’s, LLC will have the right from time to time to request to increase the size of the Revolving Facility or add certain incremental revolving or term loan facilities (the "Incremental Facilities") in minimum amounts to be agreed upon. The aggregate principal amount of all such Incremental Facilities may not exceed $150.0 million. Borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the option of Aaron’s, LLC, (i) the LIBO rate plus a margin within the range of 1.50% to 2.50% for revolving loans, based on total leverage, or (ii) the Base Rate plus the applicable margin, which will be 1.00% lower than the applicable margin for LIBO rate loans. The Base Rate is defined as the highest of (i) the prime lending rate of the administrative agent, (ii) the federal funds rate, plus 0.50%, and (iii) the one-month LIBO rate, plus 1.00%.
The Company pays a commitment fee on unused balances, which ranges from 0.20% to 0.35% as determined by the Company's ratio of total net debt to adjusted EBITDA. As of December 31, 2020, the amount available under the Revolving Facility was reduced by approximately $14.7 million for our outstanding letters of credit, resulting in total availability of $235.3 million.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Financial Covenants
The Revolving Facility and the Franchise Loan Facility as defined and discussed in Note 10 to these consolidated and combined financial statements contain financial covenants, which include requirements that the Company maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2020, the Company was in compliance with all covenants related to its outstanding debt. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
The Company currently does not have any outstanding borrowings under the Revolving Facility. Future principal maturities under the Company's finance lease obligations as of December 31, 2020 are as follows:

(In Thousands)
2021	$761
2022	70
Thereafter	—
Total	$831

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 9: INCOME TAXES
Prior to the consummation of the separation and distribution, the Company’s operating results were included in consolidated U.S. federal and various state income tax returns, as well as non-U.S. filings, that included both Aaron’s and Progressive. For the purposes of the Company’s consolidated and combined financial statements for periods prior to the separation and distribution, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Progressive. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from PROG Holdings.
The following is a summary of the Company’s income tax (benefit) expense:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Current Income Tax (Benefit) Expense:
Federal	$(18,661)	$(13,438)	$(140)
State	4,458	916	1,757
Foreign	1,494	467	1,256
	(12,709)	(12,055)	2,873
Deferred Income Tax (Benefit) Expense:
Federal	(97,734)	19,497	9,884
State	(17,883)	(159)	923
Foreign	(3,576)	(1,112)	(765)
	(119,193)	18,226	10,042
Income Tax (Benefit) Expense	$(131,902)	$6,171	$12,915
Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2020	2019
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$184,976	$192,091
Goodwill and Other Intangibles	—	43,713
Operating Lease Right-of-Use Assets	57,521	73,602
Other, Net	10,150	2,760
Total Deferred Tax Liabilities	252,647	312,166
Deferred Tax Assets:
Goodwill and Other Intangibles	63,291	—
Accrued Liabilities	19,038	14,927
Advance Payments	15,492	9,676
Operating Lease Liabilities	68,883	81,488
Net Operating Losses	21,616	41,014
Other, Net	8,740	14,734
Total Deferred Tax Assets	197,060	161,839
Less Valuation Allowance	—	3,659
Net Deferred Tax Liabilities	$55,587	$153,986

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company’s effective tax rate differs from the statutory United States federal income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	3.7	4.8	4.4
Other Permanent Differences	(0.2)	(2.6)	(2.5)
Federal Tax Credits	0.4	(5.2)	(3.6)
NOL Carryback under CARES Act	8.7	—	—
Remeasurement of net Deferred Tax Liabilities	—	(0.7)	0.3
Other, net	(0.4)	0.7	0.7
Effective Tax Rate	33.2%	18.0%	20.3%
The Company was in a net operating loss position for tax purposes in 2018 as a result of the 100% expense deduction on qualified depreciable assets as provided by the Tax Cuts and Jobs Act. The net operating loss earned during 2018 must be carried forward and would be available to offset 80% of future taxable income, based on laws in effect as of December 31, 2019.
The Company also incurred a taxable loss in 2019. Aaron's, Inc. filed a consolidated federal return that included the income of Progressive Finance Holdings, LLC. The Company’s taxable loss in 2019 was offset by a portion of Progressive’s 2019 taxable income. Prior to the CARES Act enactment discussed below, a portion of the Company’s 2018 net operating loss was to be offset by Progressive’s 2019 taxable income. The current federal tax benefit of $13.4 million in 2019 was a result of the transfer of net operating losses of $11.0 million plus federal tax credits of $2.4 million to Progressive. Similarly, the Company effectively transferred state tax credits to Progressive, generating a current state tax benefit, of $0.6 million and $0.7 million in 2018 and 2019, respectively, that were absorbed by Progressive income each year reported on combined state returns. In addition, the Company acquired certain state tax attributes related to bonus depreciation tax deductions from the Progressive Leasing segment of Aaron's, Inc., which were recorded as an adjustment to invested capital with a cumulative balance of $3.8 million and $4.0 million as of December 31, 2018 and 2019, respectively.
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. The CARES Act included several tax relief options for companies, including a five-year net operating loss carryback. Aaron’s, Inc.'s 2018 consolidated return included losses of the Company and Progressive. Aaron's, Inc. elected to carryback its 2018 net operating losses of $242.2 million to offset the Company’s 2013 taxable income, thus generating a refund of $84.4 million and an income tax benefit of $34.2 million. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013. The Company incurred current federal tax expense of $14.7 million in 2020 related to the transfer of 2018 net operating losses from Progressive, previously offsetting 2019 taxable income under the TCJA, as discussed above.
At December 31, 2020, the Company had approximately $98.9 million of federal tax net operating loss carryforwards, which can be carried forward indefinitely and will not expire. In addition, at December 31, 2020, the Company had $0.8 million of tax-effected state net operating loss carryforwards which will begin to expire in five years.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to state tax credit carryforwards will not be realized. As of December 31, 2019, the valuation allowance totaled $3.7 million for state tax credit carryforwards. During 2020, the Company recorded tax benefit of $0.7 million for a decrease in the valuation allowance. As a result of the separation and distribution transaction, a $3.0 million decrease in valuation allowance was recorded within invested capital in the consolidated and combined financial statements, since the corresponding tax attributes reported by the Company on a carve-out basis were not transferred to the Company.
The separation and distribution resulted in additional decrease to tax attributes reported by the Company on a carve-out basis that were not transferred to the Company, including foreign tax credit carryforwards of $4.2 million, tax-effected state net operating losses of $2.6 million, state tax credit carryforwards of $5.8 million, and certain state tax attributes related to bonus depreciation tax deductions of $9.1 million. The decrease in tax attributes was recorded within invested capital in the consolidated and combined financial statements.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
During the first quarter of 2020, the Company determined that goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million. This impairment is not currently deductible for tax creating additional taxable income and an increase to the goodwill and other intangibles deferred tax asset of $110 million.
The Company will file a federal income tax return in the United States and file in various states and foreign jurisdictions. The Company has not filed its initial U.S. federal income tax return; therefore, there are no open IRS examinations. With few exceptions, the Company is no longer subject to foreign and state and local tax examinations by tax authorities for years before 2017.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Balance at January 1,	$2,350	$2,338	$2,030
Additions Based on Tax Positions Related to the Current Year	149	236	269
Additions for Tax Positions of Prior Years	250	20	615
Prior Year Reductions	(108)	(76)	(85)
Statute Expirations	(304)	(168)	(209)
Settlements	(112)	—	(282)
Amounts Transferred to Former Parent	(1,542)	—	—
Balance at December 31,	$683	$2,350	$2,338
As of December 31, 2020 and 2019, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $0.7 million and $2.1 million, respectively, including interest and penalties.
During the years ended December 31, 2020, 2019, and 2018 the Company recognized interest and penalties of $0.1 million, $0.1 million, and $0.1 million, respectively. The Company had $0.2 million and $0.3 million of accrued interest and penalties at December 31, 2020 and 2019, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax (benefit) expense.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 10: COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchise loan program as described below with several of the banks in our Revolving Facility. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 75 days of the event of default. In connection with the separation and distribution, on November 17, 2020, the Company entered into a new franchise loan facility agreement (the "Franchise Loan Facility") in which the Company is named as the guarantor. The Franchise Loan Facility has a total commitment of $25.0 million and expires on November 16, 2021. We are able to request additional 364-day extensions of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreement, until such time as our Revolving Facility expires. We would expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At December 31, 2020, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $17.5 million.
The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial, but could be material in a future period due to the COVID-19 pandemic's impact on franchisee operations and financial performance or other adverse trends in the liquidity and/or financial performance of the Company's franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the consolidated and combined balance sheets and was $2.4 million and $0.4 million at December 31, 2020 and 2019, respectively, and the balance at December 31, 2020 included incremental allowances for potential losses related to the franchise loan guarantee due to the potential adverse impacts of the COVID-19 pandemic. The Company is subject to financial covenants under the Franchise Loan Facility that are consistent with the Revolving Facility, which are more fully described in Note 8 to the consolidated and combined financial statements.
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business, certain proceedings of which have been described below. The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, and substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company’s business, financial position and results of operations.
At December 31, 2020 and 2019, the Company had accrued $0.8 million and $7.7 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. As of December 31, 2019, the Company recorded a receivable of $5.5 million for expected insurance payments related to the pending legal and regulatory matters referenced above, and these amounts were received in full during 2020. The Company records these liabilities in accounts payable and accrued expenses in the consolidated and combined balance sheets, and the corresponding expected insurance recoveries were recorded within prepaid expenses and other assets in the consolidated and combined balance sheet. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between $0 and $0.5 million.
At December 31, 2020, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between $0 and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Regulatory Inquiries
In July 2018, Aaron's, Inc. received civil investigative demands ("CIDs") from the FTC regarding disclosures related to lease-to-own and other financial products offered by the Company and whether such disclosures violate the Federal Trade Commission Act (the "FTC Act"). We believe such disclosures were in compliance with the FTC Act. We cooperated with the FTC in its inquiry regarding these disclosures, after which the FTC resolved that inquiry without taking any action against the Company.
In April 2019, Aaron's, Inc., along with other lease-to-own companies, received an unrelated CID from the FTC focused on certain transactions involving the contingent purchase and sale of customer lease agreements with other lease-to-own companies, and whether such transactions violated the FTC Act. Although we believe those transactions did not violate any laws, in August 2019, Aaron's, Inc. reached an agreement in principle with the FTC staff to resolve the issues raised in that CID. The proposed consent agreement, which would prohibit such contingent purchases and sales of customer lease portfolios in the future but would not require any payments to the FTC, was approved by the FTC on February 21, 2020.
In the first quarter of 2021, Aaron's, LLC, along with a number of other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding the Company’s compliance with state consumer protection laws. The Company is cooperatively engaging with the DFPI in response to its inquiry. Although the Company believes it is in compliance with all applicable consumer protection laws and regulations in California, this inquiry ultimately could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses.
Other Contingencies
At December 31, 2020, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance of $10.5 million. Payments under these commitments are scheduled to be $6.6 million in 2021 and $3.9 million in 2022.
Management regularly assesses the Company’s insurance deductibles, monitors litigation and regulatory exposure with the Company’s attorneys, and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 11: RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition and consolidate our company-operated store footprint over the next 3 to 4 years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attracting new customers. Since initiation, the program has resulted in the closure and consolidation of 93 company-operated stores during 2020. We have identified 82 additional stores that have not yet been closed and vacated, but are expected to be by December 31, 2021.
Total net restructuring expenses of $34.0 million were recorded for the year ended December 31, 2020 under the real estate repositioning and optimization restructuring program. Restructuring expenses were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure and the imminent disposition of fulfillment center vehicles no longer needed due to the reduction in stores, continuing variable occupancy costs incurred related to closed stores, and severance charges to rationalize our field support and store support center staff to better align the organization with current operations and business conditions. Also included in net restructuring charges for the year ended December 31, 2020 were operating lease right-of-use asset and fixed asset impairment charges of $6.0 million recorded during the fourth quarter to reflect the Company's decision to permanently cease use of an administrative building in Kennesaw, Georgia. Refer to Note 4 of these consolidated and combined financial statements for additional discussion of the methods used to calculate the fair value of the right-of-use asset and property, plant, and equipment associated with the building.
The Company expects to incur restructuring charges of approximately $3.5 million under the real estate repositioning and optimization program through December 31, 2021 specifically related to the accelerated amortization of operating lease right-of-use assets and accelerated depreciation of fixed assets for stores that have been identified for closure, but have not yet closed and been vacated. Furthermore, to the extent that management executes on its long-term plan, additional restructuring charges will result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated have not yet been identified by management. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to further optimize its company-operated store portfolio, which resulted in the closure and consolidation of 155 company-operated stores during 2019. The Company also further rationalized its home office and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $6.8 million were recorded by the Company during the year ended December 31, 2020 under the 2019 restructuring program. Restructuring expenses were comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties as well as continuing variable occupancy costs related to closed stores. Restructuring expenses for the year ended December 31, 2019 also included an impairment charge related to the planned exit from one of our store support buildings and a loss on the sale of six Canadian stores to a third party. These costs were included in restructuring expenses, net in the consolidated and combined statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
2017 and 2016 Restructuring Programs
During the years ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its company-operated store base portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 company-operated stores throughout 2016, 2017, and 2018. The Company also optimized its home office staff and field support, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Total net restructuring expenses of $1.8 million were recorded during the year ended December 31, 2020 under the 2017 and 2016 restructuring programs. Restructuring activity for the year ended December 31, 2020 was comprised principally of closed store operating lease right-of-use asset impairment charges due to changes in estimates of future sublease activity of the vacant properties. These costs were included in restructuring expenses, net in the consolidated and combined statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores, but do not expect these charges or reversals to be material.
The following table summarizes restructuring charges incurred under the three restructuring programs:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Right-of-Use Asset Impairment	$24,722	$24,388	$—
Operating Lease Charges	5,124	4,023	2,057
Fixed Asset Impairment	6,039	5,238	—
Severance	6,153	3,403	610
Other Expenses	780	1,886	460
(Gain) Loss on Sale of Store Properties	(274)	1,052	(377)
Total Restructuring Expenses, Net	$42,544	$39,990	$2,750
To date, the Company has incurred charges of $43.5 million under the 2016 and 2017 restructuring programs, $45.2 million under the 2019 restructuring program, and $34.0 million under the real estate repositioning and optimization restructuring program that was initiated in 2020. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the consolidated and combined balance sheets, and the activity for the years ended December 31, 2020 and 2019:

(In Thousands)	Contractual Lease Obligations	Severance	Total
Balance at January 1, 2019	$8,472	$651	$9,123
ASC 842 Transition Adjustment[1]	(8,472)	—	(8,472)
Adjusted Balance at January 1, 2019	—	651	651
Restructuring Severance Charges	—	3,403	3,403
Payments	—	(3,298)	(3,298)
Balance at December 31, 2019	—	756	756
Restructuring Severance Charges	—	6,153	6,153
Payments	—	(6,136)	(6,136)
Balance at December 31, 2020	$—	$773	$773
1 Upon the adoption of ASC 842 on January 1, 2019, the Company reclassified the remaining liability for contractual lease obligations from accounts payable and accrued expenses to a reduction to operating lease right-of-use assets within its consolidated and combined balance sheets.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 12: STOCK-BASED COMPENSATION
Description of Plans
Historically, and until the separation and distribution was completed on November 30, 2020, Aaron’s employees participated in the Aaron's, Inc.'s stock-based compensation plans, pursuant to which Aaron's Holdings Company, Inc. granted stock options, RSUs, RSAs and PSUs. In connection with the separation and distribution and effective on November 30, 2020, The Aaron's Company, Inc. established its 2020 Equity and Incentive Plan ("the 2020 Plan"), which was approved by the Company's Board of Directors on November 11, 2020. The purpose of the 2020 Plan is to promote long-term growth and profitability of the Company by providing certain employees and directors with incentives to maximize shareholder value and contribute to the success of the Company. The 2020 Plan also enables the Company to attract, retain and reward outstanding individuals to serve as directors, officers and employees. Under the 2020 Plan, awards may be made to eligible participants in the form of stock options, RSUs, RSAs and PSUs. During the year ended December 31, 2020, no new grants were made under the 2020 Plan except for the conversion of previously granted awards under PROG Holdings equity plans, as discussed below. As of December 31, 2020, the aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan is 476,180.
Conversion at Separation and Distribution
In accordance with the terms of the Employee Matters Agreement between The Aaron's Company and PROG Holdings, all unexercised, unissued and/or unvested share-based awards previously granted to The Aaron's Company employees and directors under the Aaron's, Inc. equity plans through the separation and distribution date of November 30, 2020 were converted at the time of distribution to replacement stock options, RSUs, PSUs and RSAs.
The replacement awards were converted using formulas designed to preserve the intrinsic economic value of the awards after taking into consideration the distribution. The Aaron's Company employees who held unvested RSAs and PSUs of Aaron's Holdings Company, Inc. on the record date of November 27, 2020 that were granted in 2018 or 2019 had the option to elect one of two conversion methods for determining the replacement awards:
a) to receive replacement awards of both The Aaron's Company, Inc. and PROG Holdings, Inc. for the number of whole shares, rounded down to the nearest whole share, of The Aaron's Company, Inc. and PROG Holdings, Inc. common stock that they would have received as a shareholder of Aaron's Holdings Company, Inc. at the date of separation, which is one share of The Aaron's Company for every two shares of PROG Holdings (i.e., "the shareholder method") or
b) to receive only The Aaron's Company replacement awards of an amount determined by a conversion ratio determined by calculating the product of the pre-distribution share price of Aaron's Holdings Company, Inc. and the pre-distribution number of awards being cancelled and replaced pursuant to this conversion, and then dividing this product by the post-distribution volume weighted adjusted three-day average share price of The Aaron's Company, Inc., rounded down to the nearest whole share (i.e., "the employee method").
In accordance with the Employee Matters Agreement, the conversion of RSAs and PSUs that were granted in 2020, as well as substantially all stock options held by the Company's employees, was required to be determined following the employee method rather than being determined by employee election. The conversion of RSUs held by the Company's board of directors was required to be determined following the shareholder method.
Under both the shareholder method and the employee method, the terms and conditions of the converted awards were replicated, and, as necessary, adjusted to ensure that the vesting schedules were unchanged and the awards were converted in accordance with the Employee Matters Agreement. As a result, on the separation date, approximately 2.9 million shares of The Aaron's Company, Inc. common stock (the "converted awards") were converted and deemed issued under the 2020 Plan, as shown in the respective tables below. In connection with the conversion, certain employees and directors of The Aaron's Company have outstanding equity awards of PROG Holdings, which are not reflected in the tables below.
The Company accounted for the conversion of the awards as award modifications in accordance with ASC 718. The Company performed a comparison of the fair value immediately prior to the conversion with the fair value immediately after the conversion, and determined that the conversion of equity awards held by The Aaron's Company employees resulted in incremental compensation expense of $5.5 million, which reflects the incremental fair value of the converted awards. Of this total amount, $1.1 million was related to vested but unexercised or unissued equity awards and was recognized immediately on the separation and distribution date. The remaining incremental expense is to be amortized and recognized over the remaining service periods of the respective awards, with an additional $0.8 million being recognized in December 2020. The incremental compensation expense associated with the converted award modifications was included as a component of separation costs in the consolidated and combined statements of earnings for the year ended December 31, 2020.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Retirement-related Modifications
In connection with the completion of the separation and distribution on November 30, 2020, PROG Holdings and the Company entered into a Transition Agreement with the former Chief Executive Officer of Aaron's Holdings Company, Inc., pursuant to which the CEO would retire and transition to become the non-employee Chairman of the Board of Directors of The Aaron's Company, Inc. effective November 30, 2020. The Transition Agreement provided that all unvested stock options, restricted stock awards and performance share units granted to the CEO in prior periods become 100% vested as promptly as practicable following the completion of the separation and distribution. These awards also followed the conversion methodology outlined in the "Conversion at Separation" section above.
The Company concluded that the terms of this Transition Agreement resulted in award modifications under ASC 718 as both the fair value and vesting conditions of the awards had been changed. The modifications resulted in incremental compensation expense allocated to the Company of $11.0 million related to the conversion and subsequent accelerated vesting of approximately 143,000 restricted stock awards, 356,000 performance units and 831,000 stock options. The total incremental expense resulting from the award modifications was due to a) increases in the fair value of the awards immediately after the modification as compared to the fair value of the awards immediately prior to the modifications and b) the accelerated vesting of all awards following the completion of the separation and distribution, which resulted in the recognition of the full expense immediately on the separation and distribution date. The incremental compensation expense associated with the modification of the CEO was included as a component of retirement charges in the consolidated and combined statements of earnings for the year ended December 31, 2020.
Stock-based Compensation Expense
The stock-based compensation expense recorded by the Company in the periods presented prior to November 30, 2020 includes the expense directly attributable to the Company employees based on the awards and terms previously granted to our employees, as well as the expense associated with the allocation of stock-based compensation expense for PROG Holdings' corporate and shared function employees. For the periods subsequent to November 30, 2020, stock-based compensation expense includes expense related to the converted awards, including the incremental expense associated with the modifications of such awards as discussed above.
Aaron’s has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Including the incremental expense associated with the modifications discussed above, total stock-based compensation expense recognized by the Company was $24.1 million, $13.2 million and $15.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, which includes the allocation of stock-based compensation expense for PROG Holdings' corporate and shared function employees of $17.4 million, $7.8 million and $8.4 million, respectively. These costs were included as components of personnel costs, separation costs, and retirement charges, as applicable, in the consolidated and combined statements of earnings.
The total income tax benefit recognized in the consolidated and combined statements of earnings for stock-based compensation arrangements was $6.1 million, $3.3 million and $3.8 million in the years ended December 31, 2020, 2019 and 2018, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $1.8 million, $2.5 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $11.6 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of The Aaron's Company. This expense, which includes the remaining incremental compensation expense associated with the modifications discussed above, is expected to be recognized by the Company over a period of 1.4 years.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Stock Options
The Company did not issue any stock options under the 2020 Plan during the year ended December 31, 2020 other than the options converted in connection with the separation and distribution, as discussed above.
Under the 2020 Plan, options granted will become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. The vesting schedules of converted awards were unchanged by the conversion. Unvested options are subject to forfeiture upon termination of service. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Upon stock option exercises, shares are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability.
Aaron's Holdings Company, Inc. historically determined the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporated expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility was based on implied volatilities from traded options on Aaron's Holdings Company, Inc. stock and the historical volatility of common stock over the most recent period generally commensurate with the expected estimated life of each respective grant. The expected life of the options was based on historical option exercise experience, as Aaron's Holdings Company, Inc. believed that the historical experience method is the best estimate of future exercise patterns. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields were based on the approved annual dividend rate in effect and market price of the underlying common stock of Aaron's Holdings Company, Inc. at the time of grant. The fair value of the converted stock options was adjusted in accordance with the Employee Matters Agreement and conversion methodology to ensure that the economic value of the awards was unchanged by the conversion. The Company also intends to determine the fair value of future stock options to be granted under the 2020 Plan using a Black-Scholes-Merton option pricing model and will reevaluate the assumptions used in the model as applicable.
The table below summarizes the Company's stock option activity, including the issuance of the converted awards on the separation and distribution date of November 30, 2020, through December 31, 2020:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2020	—	$—
Converted on November 30, 2020 in connection with spin-off	1,537	12.51
Granted	—	—
Exercised	(831)	12.93
Forfeited/expired	(12)	13.51
Outstanding at December 31, 2020	694	11.99	7.76	$4,834	$2.63
Expected to Vest	403	12.88	8.65	2,451	4.57
Exercisable at December 31, 2020	277	10.70	6.4	2,292	3.59
The aggregate intrinsic value amounts in the table above represent the closing price of The Aaron's Company, Inc. common stock on December 31, 2020 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised by the Company employees between November 30, 2020 and December 31, 2020, which represents the value of The Aaron's Company, Inc. common stock at the time of exercise in excess of the exercise price, was $4.2 million. The aggregate intrinsic value of options exercised by the Company employees for periods prior to November 30, 2020, which represents the value of Aaron's Holdings Company, Inc. common stock at the time of exercise in excess of the exercise price, was $1.4 million, $1.7 million and $4.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. The total grant-date fair value of options vested (which vested prior to the separation and distribution) during the years ended December 31, 2020, 2019 and 2018 was $3.8 million, $0.8 million and $0.7 million, respectively.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table summarizes information about the Company's stock options outstanding at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2020	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2020	Weighted Average Exercise Price
$0.00-$10.00	144,586	5.53	$7.25	144,586	$7.25
$10.01-$20.00	549,349	8.34	13.24	132,791	14.45
$0.00-$20.00	693,935	7.8	11.99	277,377	10.70
Restricted Stock
The Company did not issue any restricted stock awards under the 2020 Plan during the year ended December 31, 2020 other than the awards converted in connection with the spin-off, as discussed above.
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to Aaron’s employees and directors under the 2020 Plan and typically vest over approximately one to three-year periods. The vesting schedules of converted awards were unchanged by the conversion. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is generally not subject to performance metrics. Upon vesting, shares are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability. Any shares of restricted stock that are forfeited may again become available for issuance. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends, if declared by the Board of Directors, during the vesting period. As of December 31, 2020, there are approximately 362,000 unvested restricted stock awards that contain voting rights, but are not presented as outstanding on the consolidated and combined balance sheet.
The fair value of restricted stock is generally based on the fair market value of common stock on the date of grant. The fair value of the converted awards was adjusted in accordance with the Employee Matters Agreement and conversion methodology to ensure that the economic value of the awards was unchanged by the conversion.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table summarizes information about the Company's restricted stock activity, including the issuance of the converted awards on the separation and distribution date of November 30, 2020, through December 31, 2020:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2020	—	$—
Converted on November 30, 2020 in connection with spin-off	540	14.18
Granted	—	—
Vested	(118)	12.66
Forfeited/unearned	(5)	12.68
Non-vested at December 31, 2020	417	14.63
The total vest-date fair value of restricted stock described above that vested between November 30, 2020 and December 31, 2020 was $2.0 million. The total vest-date fair value of Company employees' restricted stock that vested in periods prior to the separation and distribution date of November 30, 2020 was $3.0 million, $4.9 million and $6.2 million in the years ended December 31, 2020, 2019 and 2018, respectively.
Performance Share Units
The Company did not issue any performance share awards under the 2020 Plan during the year ended December 31, 2020 other than the awards converted in connection with the spin-off, as discussed above.
For performance share units, which are generally settled in stock, the number of shares earned is determined at the end of the one-year performance period based upon achievement of various performance criteria, which have included adjusted EBITDA, revenue, adjusted pre-tax profit and return on capital metrics. When the performance criteria are met, the award is earned and one-third of the award vests. Another one-third of the earned award is subject to an additional one-year service period and the remaining one-third of the earned award is subject to an additional two-year service period. Upon vesting, shares are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award. The vesting schedules and performance achievement levels of converted awards were unchanged by the conversion.
The fair value of performance share units is based on the fair market value of common stock on the date of grant. The fair value of the converted awards was adjusted in accordance with the Employee Matters Agreement and conversion methodology to ensure that the economic value of the awards was unchanged by the conversion. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table summarizes information about the Company's performance share unit activity, including the issuance of the converted awards on the separation and distribution date of November 30, 2020, through December 31, 2020:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2020	—	$—
Converted on November 30, 2020 in connection with spin-off	774	12.42
Granted	—	—
Vested	(309)	11.89
Forfeited/unearned	(10)	13.45
Non-vested at December 31, 2020	455	12.75
The total vest-date fair value of performance share units described above that vested between November 30, 2020 and December 31, 2020 was $5.3 million. The total vest-date fair value of Company employees' performance share units that vested in periods prior to the separation and distribution date of November 30, 2020 was $5.5 million, $5.6 million and $6.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Employee Stock Purchase Plan
In connection with the separation and distribution and effective on November 30, 2020, The Aaron's Company, Inc. established its Employee Stock Purchase Plan (the "2020 ESPP"), which was approved by the Company's Board of Directors on November 11, 2020. The 2020 ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the 2020 ESPP is to encourage ownership of the Company's common stock by eligible employees. Under the 2020 ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (a) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (b) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the 2020 ESPP can contribute up to an amount not exceeding 10% of their base salary and wages up to an annual maximum of $25,000 in total fair market value of the common stock. The first offering period under the 2020 ESPP will begin on January 1, 2021. As of December 31, 2020, the aggregate number of shares of common stock that may be issued under the 2020 ESPP was 200,000.
Historically, and until the separation and distribution was completed on November 30, 2020, the Company's employees participated in the Aaron's, Inc. Employee Stock Purchase Plan. The final offering period for the year ended December 31, 2020 was modified to accelerate the purchase date to be prior to the completion of the spin-off. The Company concluded that the acceleration of the purchase date should be considered an award modification under ASC 718 as the fair value of the award had been changed. The Company performed a comparison of fair value immediately before and after modification, noting the post-modification fair value was lower than the pre-modification fair value, resulting in no incremental compensation expense.
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized by the Company in connection with the ESPP was $0.3 million, $0.2 million and $0.1 million for years ended December 31, 2020, 2019 and 2018, respectively. These costs were included as a component of personnel costs in the consolidated and combined statements of earnings. During the year ended December 31, 2020, Aaron's Holdings Company, Inc. issued 25,291 shares to the Company employees under the ESPP at a weighted average purchase price of $38.55. During the year ended December 31, 2019, Aaron's Holdings Company, Inc. issued 24,782 shares to the Company employees at a weighted average purchase price of $42.21. During the year ended December 31, 2018, Aaron's Holdings Company, Inc. issued 13,088 shares to the Company employees at a purchase price of $35.74.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 13: COMPENSATION ARRANGEMENTS
Deferred Compensation
The Company maintains The Aaron's Company, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. Prior to the separation and distribution date, eligible Aaron's employees participated in the Aaron's, Inc. Deferred Compensation Plan. Following the separation and distribution, the rights and obligations of the plans related to Aaron's employees were transferred from PROG Holdings pursuant to the employee matters agreement. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 75% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of their cash and stock director fees.
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated and combined balance sheets. The deferred compensation plan liability was $10.5 million and $11.0 million as of December 31, 2020 and 2019, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan primarily with company-owned life insurance policies. The value of the assets within the rabbi trust, which is primarily the cash surrender value of the life insurance, was $16.1 million and $14.4 million as of December 31, 2020 and 2019, respectively, and is included in prepaid expenses and other assets in the consolidated and combined balance sheets. The full value of the assets within the rabbi trust associated with the Aaron's, Inc. plan were included within the Company’s consolidated and combined balance sheets as of December 31, 2019, as the plan was maintained by one of the legal entities forming the basis of The Aaron's Company, Inc. The Company recorded gains related primarily to changes in the cash surrender value of the life insurance plans of $1.7 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively, and recorded losses of $1.2 million during the year ended December 31, 2018, which were recorded within other non-operating income (expense), net in the consolidated and combined statements of earnings.
Benefits of $2.3 million, $2.9 million and $2.7 million were paid to plan participants during the years ended December 31, 2020, 2019 and 2018, respectively. The terms of The Aaron's Company, Inc. deferred compensation plan include a discretionary match. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,000, $11,200, and $11,400 for an individual employee for 2018, 2019, and 2020, respectively, and is subject to a three-year cliff vesting schedule. Deferred compensation expense charged to operations for the matching contributions was not significant during the periods presented herein.
401(k) Defined Contribution Plan
The Company maintains a 401(k) retirement savings plan for employees who meet certain eligibility requirements. Prior to the separation and distribution date, the Company's employees participated in the PROG Holdings Retirement Plan (formerly known as the Aaron's, Inc. Employees Retirement Plan). Following the separation and distribution, assets and liabilities of the PROG Holdings Retirement Plan were transferred to The Aaron's Company, Inc. 401(k) savings plan. The Aaron's Company, Inc. 401(k) savings plan allows employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $5.3 million in 2020, $5.5 million in 2019 and $5.3 million in 2018.
Employee Stock Purchase Plan
See Note 12 to these consolidated and combined financial statements for more information regarding the Company's compensatory Employee Stock Purchase Plan.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 14: RELATED PARTY TRANSACTIONS
The Aaron's Company was a related party to PROG Holdings prior to the separation and distribution date. The significant transactions and balances with PROG Holdings prior to the separation and distribution date are further described below.
All intercompany transactions between the Company and PROG Holdings prior to the separation and distribution date have been included within invested capital in the consolidated and combined balance sheets and classified as changes in invested capital on the consolidated and combined statements of equity. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity. The significant components of the net increase (decrease) in invested capital, which includes the transfer of invested capital to additional paid-in-capital upon completion of the separation, for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
General financing activities, net	$112,597	$(38,052)	$(67,852)
Corporate allocations	38,554	27,276	28,640
Income tax[1]	(30,372)	22,250	22,368
Transfer of Invested Capital to Additional Paid-in-Capital	(714,356)	—	—
Net (decrease) increase in Invested Capital	$(593,577)	$11,474	$(16,844)
1 See Note 9 to these consolidated and combined financial statements for more information regarding the Company’s income taxes.
Corporate Allocations
The Company's previous operating model included a combination of standalone and combined business functions with PROG Holdings. The consolidated and combined financial statements in this Annual Report include corporate allocations through the separation and distribution date for expenses related to activities that were previously provided on a centralized basis within PROG Holdings, which were primarily expenses related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. See Note 12 to these consolidated and combined financial statements for more information regarding stock-based compensation. Corporate allocations during the year ended December 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the consolidated and combined statements of earnings and as an increase to invested capital in the consolidated and combined balance sheets. General corporate expenses allocated to the Company during the years ended December 31, 2020, 2019 and 2018 were $38.6 million, $27.3 million and $28.6 million, respectively.
Management believes the assumptions regarding the allocation of general corporate expenses from PROG Holdings are reasonable. However, the consolidated and combined financial statements may not include all of the actual expenses that would have been incurred and may not reflect the Company's consolidated and combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organization structure and various other strategic decisions.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Post-Separation Arrangements
In connection with the separation and distribution, the Company entered into the following agreements with PROG Holdings, which (i) govern the separation and our relationship with PROG Holdings after the separation, and (ii) provide for the allocation between the two companies of PROG Holdings' assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the separation.
•The separation and distribution Agreement. This agreement identifies certain transfers of assets and assumptions of liabilities in connection with the spin-off transaction and provides for when and how these transfers and assumptions will occur. The separation and distribution Agreement also provides for the settlement or extinguishment of certain liabilities and other obligations between the Company and PROG Holdings.
•Transition Services Agreement. Under the terms of this agreement, both the Company and PROG Holdings will provide specified services to one another for a period of time not to exceed twelve months to help ensure an orderly transition following the separation and distribution. The services to be provided include certain information technology services, finance, tax and accounting services, fleet management support and human resource and employee benefits services. The party receiving each service is required to pay to the party providing the service a fee equal to the cost of service specified for each service, which is billed on a monthly basis. The agreed-upon charges for such services are generally intended to allow the party providing the service to recover all costs and expenses of providing such services. Amounts incurred and due to or from PROG Holdings for transition services were not significant during the year ended December 31, 2020.
•Employee Matters Agreement. This agreement allocates certain assets, liabilities and responsibilities relating to employment matters, employee compensation, benefits plans and programs, and other related matters. The Employee Matters Agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.
•Tax Matters Agreement. This agreement governs the parties’ respective rights, responsibilities and obligations after the separation and distribution with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the separation and distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, tax elections, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.
•Assignment Agreement. Pursuant to the Assignment Agreement, Progressive Leasing conveyed to Aaron’s, LLC an undivided and equal ownership interest in certain software related to Progressive Leasing’s digital decisioning platform (the "Shared Software"). Progressive Leasing also conveyed to Aaron’s, LLC all of Progressive Leasing’s interest in certain software models related to the Shared Software, and Aaron’s, LLC conveyed certain data to Progressive Leasing under the Assignment Agreement.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables show selected unaudited quarterly results of operations for the years ended December 31, 2020 and 2019. The quarterly data has been prepared on the same basis as the audited annual financial statements as further described in Note 1 to these consolidated and combined financial statements.

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020
Revenues	$432,831	$430,955	$440,961	$430,172
Gross Profit[1]	267,247	263,921	279,564	272,810
(Loss) Earnings Before Income Taxes	(470,261)	29,424	40,081	2,942
Net (Loss) Earnings	(323,774)	22,374	32,613	2,875
(Loss) Earnings Per Share[2]	(9.57)	0.66	0.96	0.08
(Loss) Earnings Per Share Assuming Dilution[2]	(9.57)	0.66	0.96	0.08

Year Ended December 31, 2019
Revenues	$480,056	$443,198	$426,271	$434,952
Gross Profit[1]	299,076	276,565	265,187	271,188
Earnings (Loss) Before Income Taxes	13,052	(3,910)	(2,255)	$27,383
Net (Loss) Earnings	(1,178)	(18,080)	26,835	20,522
(Loss) Earnings Per Share[2]	(0.03)	(0.53)	0.79	0.61
(Loss) Earnings Per Share Assuming Dilution[2]	(0.03)	(0.53)	0.79	0.61
1 Gross profit is the sum of total revenues less total cost of revenues.
2 The Company's basic earnings per share calculations for the periods prior to the separation and distribution assumes that the weighted average number of common shares outstanding was 33,841,624, which is the number of shares distributed to shareholders on the separation and distribution date, November 30, 2020. The same number of shares was used in the calculation of diluted earnings per share for the periods prior to the separation and distribution, as there were no equity awards of The Aaron's Company, Inc. outstanding prior to the distribution date.
The comparability of the Company’s quarterly financial results during 2020 and 2019 was impacted by certain events, as described below on a pre-tax basis:
•The first quarter of 2020 included a $446.9 million loss to record the full impairment of the Company's goodwill balance as of March 31, 2020 and a $14.1 million charge related to an early termination fee for a sales and marketing agreement.
•The first, second, third and fourth quarters of 2020 included net restructuring charges of $22.3 million, $7.0 million, $4.0 million, and $9.2 million, respectively. The first, second, third and fourth quarters of 2019 included net restructuring charges of $13.3 million, $18.7 million, $5.5 million and $2.5 million, respectively. The restructuring activity in both years relates primarily to impairment charges in connection with store closures, the planned exit from two of our administrative buildings, closed store contractual lease obligations and occupancy costs, and severance costs. Restructuring activity during 2019 also included impairment charges associated with the loss on the sale of six Canadian stores to a third party. Refer to Note 11 to these consolidated and combined financial statements for further details of restructuring activity.
•The third and fourth quarters of 2020 included retirement charges of $0.5 million and $12.1 million, respectively. These charges are primarily associated with the retirement of the Chief Executive Officer of Aaron's Holdings Company, Inc., as well as costs associated with the announced retirement of Company executive-level employees. See Note 12 to these consolidated and combined financial statements for further details of retirement charges recognized during the fourth quarter of 2020 associated with the retirement of the Chief Executive Officer.
•The third and fourth quarters of 2020 included separation costs of $1.2 million and $7.0 million, respectively. These costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to operate as an independent, separate publicly traded entity.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
•The fourth quarter of 2020 included a loss on debt extinguishment of $4.1 million related to the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution as further described in Note 8 to these consolidated and combined financial statements.
•The third quarter of 2019 includes gains on insurance recoveries of $4.5 million related to payments received from and final settlements reached with insurance carriers for Hurricanes Harvey and Irma property and business interruption claims in excess of related property insurance receivables. Such gains were classified within other operating expenses, net in the consolidated and combined statements of earnings.
•The fourth quarter of 2019 included gains of $7.4 million from the sale of various real estate properties which were classified within other operating expenses, net in the consolidated and combined statements of earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm as of December 31, 2020 due to a transition period established by rules of the SEC for newly formed public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions "Nominees to Serve as Directors," "Executive Officers Who Are Not Directors," "Communicating with the Board of Directors and Corporate Governance Documents," "Composition, Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our investor website at http://www.investor.aarons.com. We will disclose any material changes in or waivers from our code of business conduct and ethics applicable to any Selected Officer on our investor website at http://www.investor.aarons.com or by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2020," "Outstanding Equity Awards at 2020 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2020," "Non-Qualified Deferred Compensation as of December 31, 2020," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2020," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," The Aaron's Company, Inc. 2020 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this Item is contained under the captions "Beneficial Ownership of Common Stock" and "Securities Authorized for Issuance under Equity Compensation Plans" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this Item is contained under the caption "Audit Matters" in the Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES
a) 1. FINANCIAL STATEMENTS
The following financial statements and notes thereto of The Aaron’s Company, Inc. and Subsidiaries, and the related Report of Independent Registered Public Accounting Firm are set forth in Item 8.

Consolidated and Combined Balance Sheets—December 31, 2020 and 2019
Consolidated and Combined Statements of Earnings—Years ended December 31, 2020, 2019 and 2018
Consolidated and Combined Statements of Comprehensive Income—Years ended December 31, 2020, 2019 and 2018
Consolidated and Combined Statements of Equity—Years ended December 31, 2020, 2019 and 2018
Consolidated and Combined Statements of Cash Flows—Years ended December 31, 2020, 2019 and 2018
Notes to Consolidated and Combined Financial Statements
Report of Independent Registered Public Accounting Firm
2. FINANCIAL STATEMENT SCHEDULES
All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not applicable, or the required information is included in the financial statements or notes thereto.
3. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Separation and Distribution Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

2.2*	Agreement and Plan of Merger, dated as of May 1, 2020, among Aaron’s, Inc., PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and Aaron’s Merger Sub, Inc.

Articles of Incorporation and Bylaws
3.1
Amended and Restated Articles of Incorporation of The Aaron’s Company, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

3.2	Amended and Restated Bylaws of The Aaron’s Company, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

Instruments Defining the Rights of Security Holders, Including Indentures
4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Material Contracts
10.1
Transition Services Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.2
Tax Matters Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.3
Employee Matters Agreement, dated as of November 29, 2020, by and between PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.4
Assignment Agreement, dated as of November 29, 2020, by and among Prog Leasing, LLC, Aaron’s, LLC and The Aaron’s Company, Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.5
Credit Agreement among Aaron’s, LLC, The Aaron’s Company, Inc. (formerly Aaron’s SpinCo, Inc.), the several banks and other financial institutions from time to time party there and Truist Bank, as administrative agent, dated November 9, 2020 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.6
Loan Facility Agreement and Guaranty among Aaron’s, LLC, The Aaron’s Company, Inc., the participants from time to time party thereto and Truist Bank, as servicer, dated November 17, 2020 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.7
Assumption Agreement between Aaron’s, Inc. and PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.), dated as of October 16, 2020, among Aaron’s, Inc., Aaron’s Holdings Company, Inc. and Aaron’s Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 16, 2020).

Management Contracts and Compensatory Plans or Arrangements
10.8	Aaron’s 401(k) Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (333-252198) filed with the SEC on January 19, 2021).
10.9
The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended, dated November 30, 2020 (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.10*	First Amendment to The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, effective as of January 1, 2021.
10.11
Executive Severance Pay Plan of The Aaron’s Company, Inc. (as amended and restated) (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.12*	First Amendment to the Executive Severance Pay Plan of The Aaron’s Company, Inc. (as amended and restated), effective January 27, 2021.
10.13
The Aaron’s Company, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.14**	Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan.
10.15**	Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan.
10.16**	Form of Restricted Stock Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan.
10.17**	Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan.
10.18
The Aaron’s Company, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.19
The Aaron’s Company, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.20
Amended and Restated Severance and Change-in-Control Agreement by and between The Aaron's Company, Inc. and Douglas A. Lindsay, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.10 of the Registrants Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.21
Amended and Restated Severance and Change-in-Control Agreement by and between The Aaron’s Company, Inc. and Kelly Wall, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.11 of the Registrants Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.22*	Offer letter of Rachel G. George.
10.23*	Completion Bonus Agreement of Robert Sinclair, dated August 6, 2020.
10.24
Transition Agreement, dated as of November 30, 2020, by and among PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.), Aaron’s, LLC, The Aaron’s Company, Inc., John W. Robinson III and Progressive Finance Holdings, LLC (solely for purposes of Section 1(a), 15 and 18) (incorporated by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of The Aaron’s Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of The Aaron’s Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of The Aaron’s Company, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of The Aaron’s Company, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
† The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon the request of the SEC.
* Filed herewith.
** Certain equity awards under this form of agreement were granted by Aaron’s, Inc. prior to the spin-off of the Company from PROG Holdings, Inc. Such awards were adjusted pursuant to the Employee Matters Agreement between the Company and PROG Holdings, Inc. to relate to the Company’s common stock and are generally subject to the same terms and conditions as this form of agreement. This form of agreement is filed herewith.

(b) EXHIBITS
The exhibits listed in Item 15(a)(3) are included elsewhere in this Report.
(c) FINANCIAL STATEMENTS AND SCHEDULES
The financial statements listed in Item 15(a)(1) are included in Item 8 in this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

The Aaron's Company, Inc.

By:	/s/ C. KELLY WALL
C. Kelly Wall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2021.

SIGNATURE	TITLE
/s/ DOUGLAS A. LINDSAY	Chief Executive Officer and Director (Principal Executive Officer)
Douglas A. Lindsay
/s/ C. KELLY WALL	Chief Financial Officer (Principal Financial Officer)
C. Kelly Wall
/s/ ROBERT P. SINCLAIR, JR.	Vice President and Corporate Controller (Principal Accounting Officer)
Robert P. Sinclair, Jr.
/s/ KELLY H. BARRETT	Director
Kelly H. Barrett
/s/ WALTER EHMER	Director
Walter Ehmer
/s/ HUBERT L. HARRIS, JR.	Director
Hubert L. Harris, Jr.
/s/ JOHN W. ROBINSON, III	Director
John W. Robinson, III