Form 10-Q
period 2021-03-31
Aaron's Company, Inc.
filed 2021-04-27
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 1-39681
 ________________________________
  THE AARON'S COMPANY, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Georgia				85-2483376
(State or other jurisdiction of incorporation or organization)				(I. R. S. Employer Identification No.)

400 Galleria Parkway SE	Suite 300	Atlanta	Georgia	30339-3182
(Address of principal executive offices)				(Zip Code)
(678) 402-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 Par Value	AAN	New York Stock Exchange

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ___________________________________

    Indicate by check mark whether registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act				☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 20, 2021
Common Stock, $0.50 Par Value	34,169,998

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	December 31, 2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$61,064	$76,123
Accounts Receivable (net of allowances of $3,920 in 2021 and $7,613 in 2020)	27,898	33,990
Lease Merchandise (net of accumulated depreciation and allowances of $441,017 in 2021 and $458,405 in 2020)	705,536	697,235
Property, Plant and Equipment, Net	209,357	200,370
Operating Lease Right-of-Use Assets	228,584	238,085
Goodwill	8,468	7,569
Other Intangibles, Net	7,480	9,097
Income Tax Receivable	823	1,093
Prepaid Expenses and Other Assets	86,400	89,895
Total Assets	$1,335,610	$1,353,457
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$209,138	$230,848
Deferred Income Taxes Payable	71,342	62,601
Customer Deposits and Advance Payments	58,819	68,894
Operating Lease Liabilities	256,585	278,958
Debt	338	831
Total Liabilities	596,222	642,132
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at March 31, 2021 and December 31, 2020; Shares Issued: 35,430,776 at March 31, 2021 and 35,099,571 at December 31, 2020	17,715	17,550
Additional Paid-in Capital	712,597	708,668
Retained Earnings	34,732	1,881
Accumulated Other Comprehensive Loss	(670)	(797)
	764,374	727,302
Less: Treasury Shares at Cost
1,260,778 Shares at March 31, 2021 and 894,660 at December 31, 2020	(24,986)	(15,977)
Total Shareholders’ Equity	739,388	711,325
Total Liabilities & Shareholders’ Equity	$1,335,610	$1,353,457
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease and Retail Revenues	$444,087	$398,910
Non-Retail Sales	29,949	26,846
Franchise Royalties and Other Revenue	7,018	7,075
	481,054	432,831
COSTS AND REVENUES:
Cost of Lease and Retail Revenues	151,495	142,003
Non-Retail Cost of Sales	26,491	23,581
	177,986	165,584
GROSS PROFIT	303,068	267,247
OPERATING EXPENSES
Personnel Costs	124,863	115,746
Other Operating Expenses, Net	108,366	123,065
Provision for Lease Merchandise Write-Offs	13,417	23,960
Restructuring Expenses, Net	3,441	22,286
Impairment of Goodwill	—	446,893
Separation Costs	4,390	—
	254,477	731,950
OPERATING PROFIT (LOSS)	48,591	(464,703)
Interest Expense	(344)	(3,799)
Other Non-Operating Income (Expense), Net	402	(1,759)
EARNINGS (LOSS) BEFORE INCOME TAXES	48,649	(470,261)
INCOME TAX EXPENSE (BENEFIT)	12,326	(146,487)
NET EARNINGS (LOSS)	$36,323	$(323,774)
EARNINGS (LOSS) PER SHARE	$1.06	$(9.57)
EARNINGS (LOSS) PER SHARE ASSUMING DILUTION	$1.04	$(9.57)
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net Earnings (Loss)	$36,323	$(323,774)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	127	(1,754)
Total Other Comprehensive Income (Loss)	127	(1,754)
Comprehensive Income (Loss)	$36,450	$(325,528)
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings (Loss)	$36,323	$(323,774)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	139,212	133,489
Other Depreciation and Amortization	17,067	17,332
Accounts Receivable Provision	3,763	8,807
Stock-Based Compensation	3,593	2,207
Deferred Income Taxes	8,741	(76,542)
Impairment of Assets	2,272	466,030
Non-Cash Lease Expense	23,030	25,772
Other Changes, Net	(831)	1,818
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(197,922)	(111,260)
Book Value of Lease Merchandise Sold or Disposed	50,444	55,784
Accounts Receivable	2,265	1,542
Prepaid Expenses and Other Assets	1,440	9,917
Income Tax Receivable	270	(85,891)
Operating Lease Right-of-Use Assets and Liabilities	(37,776)	(24,422)
Accounts Payable and Accrued Expenses	(21,563)	(39,341)
Customer Deposits and Advance Payments	(10,129)	(4,683)
Cash Provided by Operating Activities	20,199	56,785
INVESTING ACTIVITIES:
Proceeds from Investments	1,974	—
Purchases of Property, Plant, and Equipment	(27,032)	(21,732)
Proceeds from Dispositions of Property, Plant, and Equipment	2,695	903
Acquisition of Businesses and Customer Agreements, Net of Cash Disposed	(1,062)	(855)
Cash Used in Investing Activities	(23,425)	(21,684)
FINANCING ACTIVITIES:
Borrowings on Revolving Facility, Net	—	300,000
Proceeds from Debt	—	5,625
Repayments on Debt	(492)	(392)
Dividends Paid	(3,430)	—
Acquisition of Treasury Stock	(5,727)	—
Issuance of Stock Under Stock Option Plans	543	—
Shares Withheld for Tax Payments	(2,729)	—
Net Transfers From Former Parent	—	90,502
Debt Issuance Costs	—	(1,020)
Cash (Used in) Provided by Financing Activities	(11,835)	394,715
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	(117)
(Decrease) Increase in Cash and Cash Equivalents	(15,059)	429,699
Cash and Cash Equivalents at Beginning of Period	76,123	48,773
Cash and Cash Equivalents at End of Period	$61,064	$478,472
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the novel coronavirus ("COVID-19") pandemic has led to significant market disruption and has impacted many aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated and combined financial statements, the impacts of the COVID-19 pandemic on the financial results for the three months ended March 31, 2021 and comparable prior periods have been identified under the respective sections. Additionally, there are significant uncertainties regarding the future scope and nature of these impacts, which continue to evolve each day. For a discussion of operational measures taken, as well as trends and uncertainties that have affected or are expected to affect our business as a result of the COVID-19 pandemic, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments," "Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Current Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 23, 2021 (the "2020 Annual Report").
Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. was subsequently converted to a limited liability company ("Aaron’s, LLC") holding the assets and liabilities historically associated with the historical Aaron's Business segment (the "Aaron's Business"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron’s Business, and Vive segments.
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment from its Progressive Leasing and Vive segments and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business segment was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc. ("Aaron's", "The Aaron's Company" or "the Company"), a Georgia corporation, to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company, Inc. became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange ("NYSE").
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc. which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to The Aaron's Company, Inc. and an allocation to the Company of expenses of the Aaron's Business related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The following table presents store count by ownership type:

Stores as of March 31 (Unaudited)	2021	2020
Company-operated Stores	1,089	1,129
Franchised Stores	247	318
Systemwide Stores	1,336	1,447
Basis of Presentation
The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020, and three months ended March 31, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated and combined financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The historical results of operations and cash flows of the Company prior to the separation and distribution presented in these condensed consolidated and combined financial statements may not be indicative of what they would have been had the Company been an independent standalone entity, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
The combined balance sheets for periods prior to and through the separation and distribution date include the assets and liabilities associated with the historical Aaron’s Business and certain assets and liabilities where Aaron's, Inc. is the legal beneficiary or obligor. The combined statements of earnings for periods prior to and through the separation and distribution date include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain PROG Holdings corporate functions. These allocated costs and expenses include executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. These costs and expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received.
The preparation of the Company's condensed consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, as described above, the extent to which the COVID-19 pandemic and resulting measures taken by Federal and State governments and the Company will impact the Company's business will depend on future developments, which are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of future developments and may change significantly in the future due to unforeseen direct and indirect impacts of the COVID-19 pandemic.
The accompanying unaudited condensed consolidated and combined financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated and combined financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of operating results for the full year.
Accounting Policies and Estimates
See Note 1 to the consolidated and combined financial statements in the 2020 Annual Report for an expanded discussion of accounting policies and estimates. Discussions of accounting estimates and application of accounting policies herein have also been updated as applicable to describe the uncertainty associated with the impacts of the COVID-19 pandemic described above.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Earnings Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance share units ("PSUs") and other awards issuable under the Company's employee stock purchase plan ("ESPP") (collectively, "share-based awards") as determined under the treasury stock method, unless the inclusion of such awards would have been anti-dilutive.
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended March 31,
(Shares In Thousands)	2021	2020
Weighted Average Shares Outstanding	34,262	33,842
Dilutive Effect of Share-Based Awards	657	—
Weighted Average Shares Outstanding Assuming Dilution	34,919	33,842
Approximately 70,600 weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2021, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
The Company provides lease merchandise, consisting of furniture, appliances, electronics, outdoor products and a variety of other products and accessories to its customers for lease under certain terms agreed to by the customer. Our stores and e-commerce platform offer leases with flexible ownership plans that can be renewed monthly up to 12, 18 or 24 months. The Company also earns revenue from the sale of merchandise to customers and its franchisees, and earns ongoing revenue from its franchisees in the form of royalties and through advertising efforts that benefit the franchisees. See Note 3 to these condensed consolidated and combined financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2021	December 31, 2020
Customers	$5,118	$8,399
Corporate	11,922	12,771
Franchisee	10,858	12,820
	$27,898	$33,990
The Company maintains an accounts receivable allowance, under which the Company's policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease and retail revenues within the condensed consolidated and combined statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, the uncertainty of the impacts of the COVID-19 pandemic on our business. The Company writes off lease receivables that are 60 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate a specific allowance on accounts receivable to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and a general allowance based on historical losses as well as the Company's assessment of the financial health of all other franchisees. The estimated allowance on franchisee accounts receivable includes consideration of broad macroeconomic trends, such as the uncertainty surrounding impacts of the COVID-19 pandemic on the franchisees' ability to satisfy their obligations. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated and combined statements of earnings.
Given the uncertainty regarding the impacts of the COVID-19 pandemic on our business, actual accounts receivable write-offs could differ materially from the allowance.
The following table shows the components of the accounts receivable allowance:

(In Thousands)	March 31, 2021	March 31, 2020
Beginning Balance	$7,613	$10,720
Accounts Written Off, net of Recoveries	(7,456)	(10,993)
Accounts Receivable Provision	3,763	8,807
Ending Balance	$3,920	$8,534
The following table shows the amounts recognized for bad debt expense and provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Bad Debt (Reversal) Expense	$(700)	$911
Provision for Returns and Uncollectible Renewal Payments	4,463	7,896
Accounts Receivable Provision	$3,763	$8,807
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2021	December 31, 2020
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$471,249	$473,964
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	234,287	223,271
Lease Merchandise, net of Accumulated Depreciation and Allowances	$705,536	$697,235
1 Includes Woodhaven raw materials and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $12.1 million and $10.4 million as of March 31, 2021 and December 31, 2020, respectively.
The Company's policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. In addition, the Company monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends including, but not limited to, uncertainties related to the impacts of the COVID-19 pandemic on our business. Given the significant uncertainty regarding the impacts of the COVID-19 pandemic on our business, a high level of estimation was involved in determining the allowance as of March 31, 2021; therefore, actual lease merchandise write-offs could differ materially from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated and combined statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Beginning Balance	$11,599	$13,823
Merchandise Written off, net of Recoveries	(14,849)	(21,767)
Provision for Write-offs	13,417	23,960
Ending Balance	$10,167	$16,016
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2021	December 31, 2020
Prepaid Expenses	$26,667	$25,882
Insurance Related Assets	25,317	27,960
Company-Owned Life Insurance	14,632	16,223
Assets Held for Sale	8,925	8,956
Deferred Tax Asset	7,014	7,014
Other Assets	3,845	3,860
	$86,400	$89,895
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of March 31, 2021 and December 31, 2020. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale. Gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 5) in the condensed consolidated and combined statements of earnings. Such gains and losses were not significant for the three months ended March 31, 2021 and March 31, 2020.
Management estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below. The carrying amount of the properties held for sale as of March 31, 2021 and December 31, 2020 is $8.9 million and $9.0 million, respectively.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2021	December 31, 2020
Accounts Payable	$32,825	$84,566
Estimated Claims Liability Costs	50,983	49,272
Accrued Salaries and Benefits	70,711	53,396
Accrued Real Estate and Sales Taxes	23,732	23,025
Other Accrued Expenses and Liabilities	30,887	20,589
	$209,138	$230,848

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Estimated Claims Liability Costs
Estimated claims liability costs are accrued primarily for workers compensation, vehicle liability, general liability and group health insurance benefits provided to employees. These liabilities are recorded within estimated claims liability costs within accounts payable and accrued expenses in the condensed consolidated balance sheets. Estimates for these claims liabilities are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers which are recorded within prepaid expenses and other assets in our condensed consolidated balance sheets.
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
As of March 31, 2020, management of Aaron's, Inc determined its existing goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. Management engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test, which entailed an assessment of the Aaron's Business reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflected assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, the Company performed certain sensitivity analyses including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the existing goodwill balance within the Aaron's reporting unit.
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
The Company completed acquisitions of certain franchisees and third party rent-to-own stores subsequent to March 31, 2020, which resulted in a goodwill balance of $8.5 million and $7.6 million as of March 31, 2021 and December 31, 2020, respectively. The Company determined that there were no events that occurred or circumstances that changed in the first quarter of 2021 that would more likely than not reduce the fair value of its reporting unit below its carrying amount.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
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
Related Party
The Aaron's Company was a related party to PROG Holdings prior to the separation and distribution date.
All intercompany transactions between the Company and PROG Holdings were included within invested capital in the historical combined balance sheets prior to the separation and distribution date, and are classified as changes in invested capital within stockholders' equity for the historical periods prior to the separation and distribution date. The total net effect of the settlement of these intercompany transactions is reflected in the condensed consolidated and combined statements of cash flows as a financing activity for the three months ended March 31, 2020.
Corporate Allocations
The Company's previous operating model included a combination of standalone and combined business functions with PROG Holdings. The condensed consolidated and combined financial statements in the 2020 Annual Report include corporate allocations to the Company through the separation and distribution date for expenses related to activities that were previously provided on a centralized basis within PROG Holdings. These expenses primarily related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. See Note 12 of the 2020 Annual Report for more information regarding stock-based compensation. Corporate allocations to the Company during the three months ended March 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the condensed consolidated and combined statements of earnings and as an increase to invested capital in the historical condensed combined balance sheets prior to the separation and distribution date. General corporate expenses allocated to the Company during the three months ended March 31, 2020 were $6.6 million.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Post-Separation Arrangements
In connection with the separation and distribution, the Company entered into several agreements with PROG Holdings, which (i) govern the separation and our relationship with PROG Holdings after the separation, and (ii) provide for the allocation between the two companies of PROG Holdings' assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the separation. These agreements are further described in Note 14 of the 2020 Annual Report. Amounts incurred and due to or from PROG Holdings for transition services were not significant during the three months ended March 31, 2021.
Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2021 and 2020 are as follows:

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2020	(895)	$(15,977)	$17,550	$—	$708,668	$1,881	$(797)	$711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,472)	—	(3,472)
Stock-Based Compensation	—	—	—	—	3,551	—	—	3,551
Issuance of Shares under Equity Plans	(114)	(2,729)	165	—	378	—	—	(2,186)
Acquisition of Treasury Stock	(252)	(6,280)	—	—	—	—	—	(6,280)
Net Earnings	—	—	—	—	—	36,323	—	36,323
Foreign Currency Translation Adjustment	—	—	—	—	—	—	127	127
Balance, March 31, 2021	(1,261)	$(24,986)	$17,715	$—	$712,597	$34,732	$(670)	$739,388

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	—	$—	$—	$837,800	$—	$—	$(19)	$837,781
Stock-Based Compensation	—	—	—	2,725	—	—	—	2,725
Net increase in Invested Capital	—	—	—	90,211	—	—	—	90,211
Net Loss	—	—	—	(323,774)	—	—	—	(323,774)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	—	$—	$—	$606,962	$—	$—	$(1,773)	$605,189
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
Level 3—Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for participants that are part of the plan and is valued at the quoted market prices of the participants' investment election, at fair value on a recurring basis. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired.
The fair values of the Company's other current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant, and equipment, in connection with periodic evaluations for potential impairment.
Recent Accounting Pronouncements
Adopted
Income Taxes. In December 2019, the Financial Accounting Standards Board (the "FASB") issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This guidance simplifies the accounting for income taxes by removing certain exceptions to general principles in Income Taxes (ASC 740). It also simplifies certain aspects of accounting for franchise taxes and clarifies and amends existing guidance to improve consistent application and reduce complexity. There was no material impact on the consolidated financial statements of the Company upon adoption of the standard during the first quarter of 2021.
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Interbank Overnight ("LIBO") rate, which is currently expected to occur on December 31, 2021. The Company's $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"), as further described in Note 8 to the consolidated and combined financial statements in the 2020 Annual Report, currently references the LIBO rate for determining interest payable on outstanding borrowings. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate. The new guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. The Company will adopt the standard in the first quarter of 2022, and is continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,349)	$—	$—	$(10,450)	$—
The Company maintains The Aaron's Company, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability, which is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$8,925	$—	$—	$8,956	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 5) in the condensed consolidated and combined statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.
NOTE 3: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Lease Revenues and Fees	$427,641	$389,379
Retail Sales	16,446	9,531
Non-Retail Sales	29,949	26,846
Franchise Royalties and Fees	6,710	6,723
Other	308	352
Total[1]	$481,054	$432,831
1 Includes revenues from Canadian operations of $5.9 million and $5.3 million, during the three months ended March 31, 2021 and 2020, respectively, which are primarily lease revenues and fees.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Lease Revenues and Fees
The Company provides merchandise, consisting primarily of furniture, home appliances, electronics and accessories to its customers for lease under certain terms agreed to by the customer. The Company’s stores and its e-commerce platform offer leases with flexible ownership plans that can be renewed monthly up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments through the end of the ownership plan. Our store-based operations also offer customers the option to obtain a membership in the Aaron’s Club Program. The benefits to customers of the Club Program are separated into three general categories: (a) product protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements and Aaron's Club Program memberships are cancelable at any time by either party without penalty, and as such, we consider these offerings to be to be month-to-month arrangements.
Lease revenues related to the leasing of merchandise, net of related sales taxes, and Aaron's Club membership fees are recognized as revenue in the month they are earned. Payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
All of the Company's customer lease agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the condensed consolidated and combined statements of earnings. The statement of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three months ended March 31, 2021 and 2020. Included in lease revenues and fees above, the Company had $6.2 million and $6.0 million of other revenue during the three months ended March 31, 2021 and 2020, respectively, within the scope of ASC 606, Revenue from Contracts with Customers. Lease revenues and fees are recorded within lease and retail revenues in the accompanying condensed consolidated and combined statements of earnings.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to customers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Sales of lease merchandise to franchisees and to other customers are recorded within non-retail sales and lease and retail revenues, respectively, in the accompanying condensed consolidated and combined statements of earnings. All retail and non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2021 and 2020.
Franchise Royalties and Fees
Franchisees pay an ongoing royalty of 6% of the weekly cash revenue payments received, which is recognized as the fees become due. In response to the COVID-19 pandemic, the Company temporarily suspended, as opposed to deferring, the royalty fee obligation in March 2020, effectively forgiving the franchisee royalty payments that otherwise would have been due during the suspension period. The Company reinstated the requirement that franchisees make royalty payments during the second quarter of 2020.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 4 to these condensed consolidated and combined financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fees revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $5.3 million, and $5.0 million during the three months ended March 31, 2021 and 2020, respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to fees collected in prior periods for pre-opening services, which are being deferred and recognized as revenue over the agreement term, and advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenue in the accompanying condensed consolidated and combined statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchise loan program (the "Franchise Loan Facility") as described below with several of the banks in our Revolving Facility. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the franchisee loan program, which would be due in full within 75 days of the event of default. The Franchise Loan Facility has a total commitment of $25.0 million and expires on November 16, 2021. We are able to request additional 364-day extensions of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We would expect to include a franchise loan facility as part of any future extension or renewal of our Revolving Facility. At March 31, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $17.0 million. The Company is subject to financial covenants under the Franchise Loan Facility that are consistent with the Revolving Facility, which are more fully described in Note 8 to the consolidated and combined financial statements in the 2020 Annual Report.
The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. However, such losses could be material in a future period due to adverse trends in the liquidity and/or financial performance of the Company's franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.2 million and $2.4 million at March 31, 2021 and December 31, 2020, respectively. The balances at March 31, 2021 and December 31, 2020 included qualitative consideration of potential losses due to uncertainties related to current and forecasted business trends including, but not limited to, the impacts of the COVID-19 pandemic and the corresponding unknown effect on the operations and liquidity of our franchisees.
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business, certain of which have been described below. The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, and substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company’s business, financial position, and results of operations.
At March 31, 2021 and December 31, 2020, the Company had accrued $0.5 million and $0.8 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.
At March 31, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Other Contingencies
Management regularly assesses the Company’s insurance deductibles, monitors litigation and regulatory exposure with the Company’s attorneys, and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
NOTE 5. RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our company-operated store footprint over the next 3 to 4 years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 106 company-operated stores during 2020 and the first three months of 2021. We have identified approximately 85 additional stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to be vacated by December 31, 2021. We also further rationalized our home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $3.1 million were recorded for the three months ended March 31, 2021 under the real estate repositioning and optimization restructuring program. Restructuring expenses were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure, as well as continuing variable occupancy costs incurred related to closed stores.
In addition to the restructuring expenses incurred during the first quarter as discussed above, the Company expects to incur restructuring charges of approximately $2.6 million under the real estate repositioning and optimization program through December 31, 2021 specifically related to the accelerated amortization of operating lease right-of-use assets and accelerated depreciation of fixed assets for stores that have been identified for closure, but have not yet closed and been vacated. Furthermore, as management continues to execute on its long-term plan, additional restructuring charges will result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to optimize its company-operated Aaron's Business store portfolio, which resulted in the closure and consolidation of 155 underperforming company-operated stores during 2019. The Company also rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Total net restructuring expenses of $0.2 million were recorded for the three months ended March 31, 2021 under the 2019 restructuring program. Restructuring expenses were comprised of continuing variable occupancy costs incurred related to closed stores. These costs were included in restructuring expenses, net in the condensed consolidated and combined statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords as well as continuing variable occupancy costs.
The following table summarizes restructuring charges for the three months ended March 31, 2021 and 2020, respectively, under both of the Company's restructuring programs:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Right-of-Use Asset Impairment	$1,871	$15,742
Operating Lease Charges	1,091	1,449
Fixed Asset Impairment	321	2,689
Severance	37	2,031
Other Expenses	121	375
Total Restructuring Expenses, Net[1]	$3,441	$22,286
1 Includes expenses related to our 2016 and 2017 restructuring programs as described within Note 11 to the consolidated and combined financial statements in the 2020 Annual Report, which were not significant during the three months ended March 31, 2021.
To date, the Company has incurred charges of $45.4 million under the 2019 restructuring program, and $37.1 million under the real estate repositioning and optimization restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the balances of the accruals for the restructuring programs, which are recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets, and the activity for the three months ended March 31, 2021:

(In Thousands)	Severance
Balance at January 1, 2021	$773
Restructuring Severance Charges	37
Payments	(688)
Balance at March 31, 2021	$122

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast," "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as (i) the uncertainty regarding the impact of the COVID-19 pandemic and related measures taken by governmental or regulatory authorities to combat the pandemic, including uncertainty regarding the nature and extent of the impact of recent government stimulus payments or supplemental unemployment benefits on our customers, and the nature, amount and timing of any such future payments or benefits, including the impact of the pandemic and such measures on: (a) demand for the lease-to-own products offered by us, (b) our customers, including their ability and willingness to satisfy their obligations under their lease agreements, (c) our suppliers’ ability to provide us with the merchandise we need to obtain from them, (d) our employees and labor needs, including our ability to adequately staff our operations, (e) our financial and operational performance, and (f) our liquidity; (ii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iii) the failure of that separation to qualify for the expected tax treatment; (iv) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (v) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (vi) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (vii) risks associated with the challenges faced by our business, including the commoditization of consumer electronics and our high fixed-cost operating model; (viii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (ix) financial challenges faced by our franchisees, which we believe may be exacerbated by the COVID-19 pandemic and related governmental or regulatory measures to combat the pandemic; (x) increases in lease merchandise write-offs, especially in light of the COVID-19 pandemic and its adverse economic impacts, as well as the potential limited duration and impact of stimulus and other government payments made by the Federal and State governments to counteract the economic impact of the pandemic; and the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report") and under Item 1A, "Risk Factors" of Part II of this Form 10-Q below. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated and combined financial statements as of and for the three months ended March 31, 2021 and 2020, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2020 Annual Report.

Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. was subsequently converted to a limited liability company ("Aaron’s, LLC") holding the assets and liabilities historically associated with the historical Aaron's Business segment (the "Aaron's Business"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing, Aaron’s Business, and Vive segments.
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment from its Progressive Leasing and Vive segments and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business segment was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc. ("Aaron's", "The Aaron's Company" or the "Company"), a Georgia corporation, to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company, Inc. Shareholders of PROG Holdings received one share of The Aaron's Company, Inc. for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company, Inc. became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange ("NYSE").
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc. which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to The Aaron's Company, Inc. and an allocation to the Company of expenses of the Aaron's Business related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
Business Overview
The Aaron's Company, Inc. is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions generally focused on serving the large, credit-challenged segment of the population. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, including furniture, appliances, electronics, computers and a variety of other products and accessories. We focus on providing our customers with unparalleled customer service and an attractive value proposition, including low monthly payments and total cost of ownership, high approval rates and flexible lease ownership plans. In addition, we offer a wide product selection, and for our lease customers we offer free prompt delivery, setup, service and product returns, and the ability to pause, cancel or resume lease contracts at any time with no additional costs to the customer.
Recent Restructuring Programs and Franchisee Acquisitions
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated a restructuring program in 2020 to optimize our company-operated store portfolio. This restructuring program has resulted in the closure, consolidation or relocation of a total of 106 company-operated stores during 2020 and the first three months of 2021. We also further rationalized our home office and field support staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions. We currently expect to close, consolidate, or relocate approximately 85 additional stores by December 31, 2021 under this program. Additionally, from 2016 to 2019, we closed and consolidated a total of 294 underperforming company-operated stores under similar restructuring initiatives. We will continue to evaluate our company-operated store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
Under the real estate repositioning and optimization restructuring program, though all specific locations have not yet been identified, the Company’s current strategic plan is to remodel, reposition and consolidate our company-operated store footprint over the next 3 to 4 years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers. To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management.

Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As a result of the COVID-19 pandemic, we temporarily closed our showrooms in March 2020 and shifted to e-commerce and curbside service only for all of our company-operated stores to protect the health and safety of our customers and associates, except where such curbside service was prohibited by governmental authorities. Since that time, we have reopened our store showrooms, but there can be no assurance that those showrooms will not be closed in future months, or have their operations limited, if, for example, there are localized increases or "additional waves" in the number of COVID-19 cases in the areas where our stores are located and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or limit their operations to protect the health and safety of our customers and associates. Furthermore, we are experiencing disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, we are procuring inventory from alternative sources at higher costs. These developments have had an unfavorable impact on our generation of lease agreements.
The COVID-19 pandemic may impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of the pandemic, which may be impacted by the successful distribution of COVID-19 vaccines to our customers and associates, as well as any localized outbreaks or additional waves of COVID-19 cases, among other factors; (b) the impact of any such outbreaks on our customers, suppliers, and employees; (c) the nature of any government orders issued in response to such outbreaks, including whether we would be deemed essential, and thus, exempt from all or some portion of such orders; (d) the extent of the impact of additional government stimulus and/or enhanced unemployment benefits to our customers in response to the negative economic impacts of the COVID-19 pandemic, as well as the nature, timing and amount of any such stimulus payments or benefits; and (e) supply chain disruptions for our business.
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
•In conjunction with the operational adjustments made at our company-operated stores, we accelerated the national rollout of our centralized digital decisioning platform, which is an algorithm-driven lease decisioning tool used in our company-operated stores that is designed to improve our customers' experiences by streamlining and standardizing the lease application decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. We completed the national rollout during the second quarter of 2020, and that decisioning platform is now being utilized in all of our company-operated and most of our franchised store locations in the United States.
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
•Our management team and store support associates are continuing to work remotely for the near future. Additionally, we reduced our corporate real estate footprint by electing to permanently vacate one of our leased administrative offices in Kennesaw, Georgia during the fourth quarter of 2020.
Coronavirus Legislative Relief
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020, the Consolidated Appropriations Act on December 27, 2020, and the American Rescue Plan Act of 2021 ("American Rescue Plan") on March 11, 2021. We believe a significant portion of our customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to these economic stimulus measures, which we believe have enabled them to continue making payments to us under their lease-to-own agreements, despite the economically challenging times resulting from the COVID-19 pandemic. In addition to the stimulus payments mentioned above, we also believe that certain elements of the American Rescue Plan, primarily the temporary expansion of the child tax credit which increases the amount of the credit, makes the credit fully refundable, and allows for half of the credit to be paid in periodic installments beginning during the second half of 2021, should have a beneficial impact to our customers, though the extent and timing of any such benefit is currently unknown. Additionally, we may experience an increase in the exercise of early purchase options or decreases in the total number of new ownership plans, as customers could potentially opt to use such payments and credits to acquire merchandise outside of our LTO solutions.

The CARES Act included several tax relief options for companies, which resulted in the following provisions available to the Company:
•Aaron's, Inc. elected to carryback its 2018 net operating losses of $242.2 million to 2013, generating a refund of $84.4 million, which was received in July 2020, and a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. The discrete tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.
•Throughout 2020, the Company deferred $16.5 million in payroll taxes that it was permitted to defer under the CARES Act, which generally applies to Social Security taxes otherwise due, with 50% of the tax payable on December 31, 2021 and the remaining 50% payable on December 31, 2022.
•Certain wages and benefits that were paid to furloughed employees are eligible for an employee retention credit of up to 50% of wages paid to eligible associates.
Separate from the CARES Act, the IRS extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states offered similar deferrals. The Company took advantage of all such extended due dates.
The federal supplement to unemployment payments originally lapsed on July 31, 2020, but has been extended on a prospective basis through September 2021. The current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us at recently experienced levels if the federal government does not continue supplemental measures or enact additional stimulus measures, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own agreements.
Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2021:
•We reported revenues of $481.1 million in the first quarter of 2021 compared to $432.8 million for the first quarter of 2020, an increase of 11.1%. This increase is primarily due to a 14.8% increase in same store revenues, partially offset by the planned net reduction of 78 company-operated stores and the reduction of 88 franchised stores during the 15-month period ended March 31, 2021. The increase in same store revenues was driven by a larger same store lease portfolio size, which ended the fourth quarter of 2020 at $86.3 million, up 3.3% compared to 2019, and ended the first quarter of 2021 at $85.7 million, up 6.2% compared to the first quarter of 2020, and strong customer payment activity, including retail sales and early purchase option exercises. We believe this was due in part to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; (b) new direct to consumer marketing programs in both in-store and e-commerce channels; (c) government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers; and (d) lower prior period revenues caused by the temporary closure of our showrooms and a shift to e-commerce and curbside service only for all of our company-operated stores as described above in March of 2020.
•Earnings before income taxes were $48.6 million in the first quarter of 2021 compared to losses before income taxes of $470.3 million during the prior comparable period, due primarily to a goodwill impairment charge of $446.9 million incurred during the first quarter of 2020. Earnings before income taxes during the first quarter of 2021 were negatively impacted by spin-related separation costs of $4.4 million and restructuring charges of $3.4 million. In addition to the goodwill impairment charge mentioned above, operating results from the first quarter of 2020 were negatively impacted by a $14.7 million charge related to an early termination fee for a sales and marketing agreement and restructuring charges of $22.3 million. We also recognized $5.7 million of incremental allowances during the first quarter of 2020 for lease merchandise write-offs, franchisee accounts receivable, and reserves on the franchise loan guarantees due to the potential adverse impacts of the COVID-19 pandemic.
•We recorded income tax expense of $12.3 million during the three months ended March 31, 2021 as compared to a net income tax benefit of $146.5 million during the first quarter of 2020. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $470.3 million as well as a $34.2 million net tax benefit generated by a net operating loss carryback that the Company recorded pursuant to the provisions of the CARES Act, as further discussed above.

Key Metrics
Lease Portfolio Size. Our lease portfolio size represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any period, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, lease merchandise returns and write-offs, and customer early purchase option exercises. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the first quarter of 2021 with a lease portfolio size for all Company operated stores of $128.8 million, an increase of 3.6% compared to the balance as of March 31, 2020.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Company, as it provides management insight into our ability to collect customer payments, including contractually due payments and early purchase options exercised by our current customers. Additionally, this indicator allows management to gain insight into the Company's success in writing new leases into and retaining current customers. For the three months ended March 31, 2021, we calculated this amount by comparing revenues for the three months ended March 31, 2021 to revenues for the three months ended March 31, 2020 for all stores open for the entire 15-month period ended March 31, 2021, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 14.8% during the three months ended March 31, 2021 compared to the prior year comparable period.
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
Due to the seasonality of our business and the extent of the impact of additional government stimulus, and/or enhanced unemployment benefits to our customers in response to the economic impacts of the COVID-19 pandemic as discussed above, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Key Components of Earnings (Loss) Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated and combined results. The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the periods subsequent to December 1, 2020 and through March 31, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company.
The combined financial statements prepared through November 30, 2020 include all revenues and costs directly attributable to the Company and an allocation of expenses of the Aaron's Business related to certain PROG Holdings corporate functions. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. The combined financial statements include assets and liabilities specifically attributable to the Company. All intercompany transactions and balances within the Company have been eliminated. Transactions between the Company and PROG Holdings that took place prior to the separation and distribution have been included as invested capital within the condensed consolidated and combined financial statements.
For the three months ended March 31, 2021 and the comparable prior year period, some of the key revenue, cost and expense items that affected earnings (loss) before income taxes were as follows:
Revenues. We separate our total revenues into three components: (a) lease and retail revenues; (b) non-retail sales; and (c) franchise royalties and other revenues. Lease and retail revenues primarily include all revenues derived from lease agreements at our company-operated stores and e-commerce platform, the sale of both new and returned lease merchandise from our company-operated stores and fees from our Aaron's Club program. Lease and retail revenues are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Non-retail sales primarily represent new merchandise sales to our franchisees and, to a lesser extent, sales of Woodhaven manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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

Restructuring Expenses, Net. Restructuring expenses, net primarily represent the cost of real estate optimization efforts and cost reduction initiatives related to the Company home office and field support functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, and expenses related to workforce reductions.
Impairment of Goodwill. There were no impairments of goodwill recorded during the first quarter of 2021. Impairment of goodwill is the write-off of our existing goodwill balance at March 31, 2020 that was recorded in the first quarter of 2020. Refer to Note 1 to these condensed consolidated and combined financial statements for further discussions of the interim goodwill impairment assessment and resulting impairment charge.
Separation Costs. Separation costs represent expenses associated with the spin off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Interest Expense. Interest expense consists primarily of interest incurred on the fixed and variable rate debt agreements of Aaron's, Inc. All of the interest expense for the historical debt obligations of Aaron's, LLC have been included within the condensed consolidated and combined financial statements of The Aaron's Company, Inc. for the periods prior to the separation and distribution date because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron’s Company, Inc.
Other Non-Operating Income (Expense), Net. Other non-operating income (expense), net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of company-owned life insurance related to the Company’s deferred compensation plan. This activity also included earnings on cash and cash equivalent investments.

Results of Operations – Three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease and Retail Revenues	$444,087	$398,910	$45,177	11.3%
Non-Retail Sales	29,949	26,846	3,103	11.6
Franchise Royalties and Other Revenue	7,018	7,075	(57)	(0.8)
	481,054	432,831	48,223	11.1
COSTS OF REVENUES
Cost of Lease and Retail Revenues	151,495	142,003	9,492	6.7
Non-Retail Cost of Sales	26,491	23,581	2,910	12.3
	177,986	165,584	12,402	7.5
GROSS PROFIT	303,068	267,247	35,821	13.4
Gross Profit %	63.0%	61.7%

OPERATING EXPENSES:
Personnel Costs	124,863	115,746	9,117	7.9
Other Operating Expenses, Net	108,366	123,065	(14,699)	(11.9)
Provision for Lease Merchandise Write-Offs	13,417	23,960	(10,543)	(44.0)
Restructuring Expenses, Net	3,441	22,286	(18,845)	(84.6)
Impairment of Goodwill	—	446,893	(446,893)	nmf
Separation Costs	4,390	—	4,390	nmf
	254,477	731,950	(477,473)	(65.2)

OPERATING PROFIT (LOSS)	48,591	(464,703)	513,294	nmf
Interest Expense	(344)	(3,799)	(3,455)	(90.9)
Other Non-Operating Income (Expense), Net	402	(1,759)	2,161	nmf

EARNINGS (LOSS) BEFORE INCOME TAXES	48,649	(470,261)	518,910	nmf

INCOME TAX EXPENSE (BENEFIT)	12,326	(146,487)	158,813	nmf

NET EARNINGS (LOSS)	$36,323	$(323,774)	$360,097	nmf
nmf—Calculation is not meaningful
Revenues
The following table presents revenue by source for three months ended March 31, 2021 and 2020:

			Change
	Three Months Ended March 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Lease Revenues and Fees	$427,641	$389,379	$38,262	9.8%
Retail Sales	16,446	9,531	6,915	72.6
Non-Retail Sales	29,949	26,846	3,103	11.6
Franchise Royalties and Fees	6,710	6,723	(13)	(0.2)
Other	308	352	(44)	(12.5)
Total Revenues	$481,054	$432,831	$48,223	11.1%

Lease revenues and fees increased during the three months ended March 31, 2021 primarily due to a 14.8% increase in same store revenues, inclusive of lease revenues and fees and retail sales, and the acquisition of franchised stores during the 15-month period ended March 31, 2021, which resulted in increases of $32.7 million and $5.0 million, respectively. The increase in same store revenues was driven by a larger same store lease portfolio size and strong customer payment activity, including retail sales and early purchase option exercises. We believe this was due in part to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; (b) new direct to consumer marketing programs in both in-store and e-commerce channels; (c) government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers; and (d) lower prior period revenues caused by the temporary closure of our showrooms and a shift to e-commerce and curbside service only for all of our company-operated stores as described above in March of 2020. E-commerce revenues increased 42% compared to the prior year quarter and were approximately 14% and 11% of total lease revenues and fees during the three months ended March 31, 2021 and 2020, respectively.
The increase in non-retail sales is due to higher product demand from franchisees primarily as a result of government stimulus and unemployment benefits received by franchisee customers during the period as well as improved advertising and operational focus, partially offset by a $4.9 million decrease related to the reduction of 88 franchised stores during the 15-month period ended March 31, 2021.
In March 2020, the Company voluntarily closed the showrooms for all of its company-operated stores, and moved to an e-commerce and curbside only service model to protect the health and safety of our customers and associates, while continuing to provide our customers with the essential products they needed such as refrigerators, freezers, mattresses and computers. Since that time, we have reopened all of our store showrooms. There can be no assurances that some portion or all of those showrooms will not close in the future, whether due to COVID-19 pandemic-related government orders or voluntarily by us where we determine that such closures are necessary to protect the health and safety of our customers and associates during the COVID-19 pandemic. Any such closures or restrictions may have an unfavorable impact on the revenues and earnings in future periods, and could also have an unfavorable impact on the Company’s liquidity, as discussed below in the "Liquidity and Capital Resources" section. Although nearly all of the showrooms of company-operated stores had reopened by the end of the second quarter of 2020, changing consumer behavior, such as consumers voluntarily refraining from shopping in-person at those store locations during the COVID-19 pandemic, and ongoing supply chain disruptions, particularly in appliance, furniture, and electronics, could continue to challenge new lease originations in future periods.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

			Change
	Three Months Ended March 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$140,976	$135,141	$5,835	4.3%
Retail Cost of Sales	10,519	6,862	3,657	53.3
Non-Retail Cost of Sales	26,491	23,581	2,910	12.3
Total Costs of Revenues	$177,986	$165,584	$12,402	7.5%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs increased primarily due to a $8.0 million increase related to higher early purchase options exercised and a $2.8 million increase due to higher inventory purchase costs, partially offset by a $3.1 million decrease driven by the planned net reduction of 78 company-operated stores during the 15-month period ended March 31, 2021 and a $1.9 million decrease related to lower levels of idle inventory.
Retail cost of sales. Retail cost of sales increased due to an increase in retail sales primarily driven by government stimulus and unemployment benefits received by a significant portion of our customers during the COVID-19 pandemic.
Non-retail cost of sales. The increase in non-retail cost of sales during the three months ended March 31, 2021 and 2020 is primarily attributable to the increase in non-retail sales, resulting from higher product demand from franchisees as a result of government stimulus and unemployment benefits received by franchisee customers during the period as well as improved advertising and operational focus, partially offset by the reduction of 88 franchised stores during the 15-month period ended March 31, 2021.

Gross Profit
Gross profit for lease revenues and fees was $286.7 million and $254.2 million during the three months ended March 31, 2021 and 2020, respectively, which represented a gross profit margin of 67.0% and 65.3% for the respective periods. The improvement in gross profit percentage was primarily driven by strong customer payment activity, product mix shift, and lower depreciation on idle inventory, partially offset by lower franchise royalties.
Gross profit for retail sales was $5.9 million and $2.7 million during the three months ended March 31, 2021 and 2020, respectively, which represented a gross profit margin of 36.0% and 28.0% for the respective periods. The improvement in gross profit percentage is primarily due to a favorable mix shift from retail sales of returned merchandise to retail sales of new merchandise.
Gross profit for non-retail sales was $3.5 million and $3.3 million during the three months ended March 31, 2021 and 2020, respectively, which represented a gross profit percentage of 11.5% and 12.2% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to the prior year comparable period.
As a percentage of total revenues, gross profit improved to 63.0% during the three months ended March 31, 2021 compared to 61.7% for the comparable period in 2020. The factors impacting the change in gross profit are discussed above.
Operating Expenses
Personnel costs. As a percentage of total revenues, personnel costs decreased to 26.0% during the three months ended March 31, 2021 compared to 26.7% during the comparable period in 2020. Personnel costs increased by $9.1 million during the first quarter of 2021 due primarily to higher performance-based incentive compensation, partially offset by the reduction of store support center and field support staff as part of our restructuring actions throughout 2020 and 2021, a larger mix of e-commerce, and driving greater efficiencies and use of technology in our store operating model.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2021	2020	$	%
Occupancy Costs	43,309	44,263	(954)	(2.2)
Shipping and Handling	13,265	12,973	292	2.3
Advertising Costs	17,385	11,042	6,343	57.4
Intangible Amortization	1,684	1,842	(158)	(8.6)
Professional Services	3,035	19,041	(16,006)	(84.1)
Bank and Credit Card Related Fees	5,382	4,684	698	14.9
Gains on Insurance Recoveries	(39)	—	(39)	nmf
Gains on Asset and Store Dispositions and Assets Held For Sale, net	(1,223)	115	(1,338)	nmf
Other Miscellaneous Expenses, net	25,568	29,105	(3,537)	(12.2)
Other Operating Expenses, net	$108,366	$123,065	$(14,699)	(11.9)%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net decreased to 22.5% for the first quarter of 2021 from 28.4% in the same period in 2020.
Occupancy costs decreased primarily due to the planned net reduction of 78 company-operated stores during the 15-month period ended March 31, 2021, partially offset by higher maintenance costs.
Advertising costs increased primarily due to a shift towards brand-focused digital advertising spend, which reduced vendor marketing contributions.
Professional services decreased during the first quarter of 2021 compared to the same period in 2020 due primarily to an early termination fee of $14.1 million for a sales and marketing agreement that was recorded during the first quarter of 2020.
Bank and credit card related fees increased during the first quarter of 2021 compared to the same period in 2020 primarily due to higher utilization of credit and debit cards by our customers, more payments due to strong customer payment activity, and more leases in our portfolio as of March 31, 2021.
Gains on asset dispositions increased primarily due to a $1.1 million gain related to the sale of Company-owned vehicles.

Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The primary decrease was related to the reduction in the provision for franchisee-related losses during the first quarter of 2021 as compared to the prior period. The remaining expenses did not fluctuate significantly versus the prior year.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees decreased to 3.1% for the three months ended March 31, 2021 compared to 6.2% for the comparable period in 2020. This decrease was primarily driven by strong customer payment activity, strong operational focus, and the impact of improved decisioning technology. During the first quarter of 2020, the Company recorded an incremental provision of $2.7 million due to potential adverse impacts of the COVID-19 pandemic.
Restructuring expenses, net. Restructuring activity for the three months ended March 31, 2021 resulted in expenses of $3.4 million, which were primarily comprised of $2.2 million of operating lease right-of-use asset and fixed asset impairment for company-operated stores identified for closure during 2021, $1.1 million of common area maintenance and other variable charges and taxes incurred related to closed stores, and $0.1 million of other restructuring related charges. Restructuring expenses for the three months ended March 31, 2020 were $22.3 million, primarily due to the identification of 105 stores for closure during the quarter as well as a change in estimates of future sublease activity for vacant properties which resulted in incremental expense.
Impairment of goodwill. During the first quarter of 2020, we recorded a loss of $446.9 million to fully write-off our existing goodwill balance as of March 31, 2020. Refer to Note 1 of these condensed consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Separation costs. Separation costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to operate as an independent, separate publicly traded Company.
Operating Profit (Loss)
Interest expense. Interest expense decreased to $0.3 million for three months ended March 31, 2021 from $3.8 million for the three months ended March 31, 2020, which is the result of the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution in the fourth quarter of 2020.
Other non-operating income (expense), net. Other non-operating income (expense), net includes (a) the impact of foreign currency remeasurement; (b) net gains and losses resulting from changes in the cash surrender value of company-owned life insurance related to the Company's deferred compensation plan; and (c) earnings on cash and cash equivalent investments. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended March 31, 2021 or 2020. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.4 million and net losses of $1.9 million for the three months ended March 31, 2021 and 2020, respectively.
Income Tax Expense (Benefit)
The Company recorded income tax expense of $12.3 million during the three months ended March 31, 2021 compared to a net income tax benefit of $146.5 million for the same period in 2020. The net income tax benefit recognized in the first quarter of 2020 was primarily the result of losses before income taxes of $470.3 million during the period as well as discrete tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (a) waived the 80% taxable income limitation on the use of net operating losses which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (b) provided that net operating losses arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. Aaron's, Inc. elected to carryback its 2018 net operating losses of $242.2 million to 2013 which resulted in a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. The discrete tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013. The effective tax rate decreased to 25.3% for the first quarter of 2021 compared to 31.2% for the same period in 2020 due primarily to the impact of the discrete income tax benefit on our 2020 book loss as described above.

Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2020 to March 31, 2021 include:
•Cash and cash equivalents decreased $15.1 million to $61.1 million at March 31, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Operating lease right-of-use assets decreased $9.5 million due to impairment charges recorded in connection with restructuring actions, the early buyout of approximately 800 leased delivery vehicles, and regularly scheduled amortization of right-of-use assets.
Liquidity and Capital Resources
General
Our primary uses of capital consist of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for acquisitions, including franchisee acquisitions. Prior to the separation and distribution transaction, our capital requirements were financed through:
•cash on hand;
•cash flows from operations;
•Aaron's, Inc. private debt offerings;
•Aaron's, Inc. bank debt; and
•Aaron's, Inc. stock offerings.
As of March 31, 2021, the Company had $61.1 million of cash and $234.4 million of availability under its $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"). We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $20.2 million and $56.8 million during the three months ended March 31, 2021 and 2020, respectively. The $36.6 million decrease in operating cash flows was primarily driven by higher lease merchandise purchases, partially offset by improved lease portfolio performance resulting from strong customer payment activity. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $23.4 million and $21.7 million during the three months ended March 31, 2021 and 2020, respectively. The $1.7 million increase in investing cash outflows was primarily due to $5.3 million higher cash outflows for purchases of property, plant and equipment, partially offset by $1.8 million higher proceeds from the sale of property, plant and equipment during the first quarter of 2021 compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $11.8 million during the three months ended March 31, 2021 compared to cash provided by financing activities of $394.7 million during the three months ended March 31, 2020, respectively. The $406.6 million change in financing cash flows was primarily due to cash inflows during the three months ended March 31, 2020 from (i) net borrowings of debt of $305.7 million and (ii) net transfers from Former Parent of $90.5 million, compared to cash outflows during the three months ended March 31, 2021 of (i) $5.7 million in share repurchases and (ii) $3.4 million in dividends paid.
Share Repurchases
At management's request, during its March 2021 meeting the Board of Directors authorized management to purchase the Company's common stock up to an aggregate amount of $150.0 million. This authorization expires on December 31, 2023.
During the three months ended March 31, 2021, the Company purchased 252,200 shares for $6.3 million. As of March 31, 2021, we have the authority to purchase additional shares up to our remaining authorization limit of $143.7 million.

Dividends
At its March 2021 meeting, our Board of Directors approved a quarterly dividend of $0.10 per share. Aggregate dividend payments for the three months ended March 31, 2021 were $3.4 million. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board of Directors.
Debt Financing
As of March 31, 2021, the Company did not have any outstanding borrowings under the Revolving Facility, under which all borrowings and commitments will mature or terminate on November 9, 2025. The total available credit under our revolving credit facility as of March 31, 2021 was $234.4 million, which was reduced by approximately $15.6 million for our outstanding letters of credit.
The Revolving Facility contains financial covenants, which include requirements that we maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00. If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility, we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at March 31, 2021.
Commitments
Income Taxes
During the three months ended March 31, 2021, we made net income tax payments of $0.9 million. Within the next nine months, we anticipate making estimated cash payments of $4.0 million for U.S. federal income taxes, $9.0 million for state income taxes, and $0.4 million for Canadian income taxes.
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
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with banks that are parties to our Revolving Facility. The Franchise Loan Facility has a total commitment of $25.0 million and expires on November 16, 2021. We are able to request additional 364-day extensions of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We would expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At March 31, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $17.0 million, which would be due in full within 75 days of the event of default.
Since the inception of the franchise loan program in 1994, losses associated with the program have been immaterial. However, there can be no assurance that the Company will not incur future losses on outstanding franchisee borrowings under the Franchise Loan Facility in the event of defaults or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.2 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively. The liability for both periods included qualitative consideration of potential losses due to uncertainties related to current and forecasted business trends including, but not limited to, the impacts of the COVID-19 pandemic and the corresponding unknown effect on the operations and liquidity of our franchisees.

Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on leases or purchase obligations, and renegotiate arrangements or enter into new arrangements. There were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in the 2020 Annual Report.
Critical Accounting Policies
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the 2020 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated and combined financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, the Company did not have any outstanding borrowings under its Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise while we have outstanding borrowings. We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, was carried out by management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this Quarterly Report on Form 10-Q.
This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 4 to the condensed consolidated and combined financial statements, which discussion is incorporated herein by reference.
ITEM 1A.RISK FACTORS
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of the 2020 Annual Report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2021 through January 31, 2021	—	—	—	$150,000,000
February 1, 2021 through February 28, 2021	—	—	—	150,000,000
March 1, 2021 through March 31, 2021	252,200	$24.90	252,200	143,719,824
Total	252,200		252,200
1Share repurchases are conducted under authorizations made from time to time by the Company’s Board of Directors. The most recent authorization was publicly announced on March 3, 2021 and authorized the repurchase of shares up to a maximum amount of $150.0 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2023. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	April 27, 2021	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	April 27, 2021	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)