Form 10-K/A
period 2020-12-31
Aaron's Company, Inc.
filed 2021-04-30
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On February 23, 2021, The Aaron’s Company, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”) with the Securities and Exchange Commission (the "SEC"). The Aaron’s Company, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended December 31, 2020. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of The Aaron’s Company, Inc.’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “Aaron’s,” the “Company,” “we,” “us,” or “our” refer to The Aaron’s Company, Inc. and its consolidated subsidiaries. The term "Former Parent" refers to PROG Holdings, Inc. as further defined and described in the "Compensation Discussion and Analysis - 2020 Spin-Off Transaction".

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Aaron’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Directors
Class I

Hubert L. Harris, Jr., 77, has served as a director of the Company since December 2020 and currently serves as the Lead Director. Since 1992, Mr. Harris has owned and operated Harris Plantation, Inc., a cattle, hay and timber business. Mr. Harris has also served as a trustee for SEI mutual funds since 2008. Mr. Harris previously served as CEO of Invesco North America, CFO of Invesco PLC and Chairman of Invesco Retirement Services, and served on the Board of Directors of Invesco from 1993 to 2004. From 1983 to 1988, Mr. Harris was President and Executive Director of the International Association for Financial Planning. Mr. Harris also served as the Assistant Director of the Office of Management and Budget in Washington, D.C. from 1977 to 1980. Mr. Harris previously served as a director for Former Parent from August 2012 until November 2020. Mr. Harris is on the Board of Councilors of the Carter Center, and he previously served as chair of the Georgia Tech Foundation and chair of the Georgia Tech Alumni Association.
Among other qualifications, Mr. Harris brings a strong financial background and extensive business experience to our Board of Directors. His service on numerous for-profit and non-profit boards and management experience provide him with governance and financial expertise, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

John W. Robinson III, 49, has been a director of the Company since December 2020 and serves as Chairman of the Board. Mr. Robinson previously served as the Chief Executive Officer of Former Parent from November 2014 to November 2020 and was also named President of Former Parent from February 2016 to August 2020. Mr. Robinson also served on the board of Former Parent. from November 2014 to August 2020. From 2012 to November 2014, Mr. Robinson served as the Chief Executive Officer of Progressive Finance Holdings, LLC, which was acquired by Aaron’s, Inc. in April 2014. Prior to working at Progressive, he served as the President and Chief Operating Officer of TMX Finance LLC, or “TMX Finance.” He joined TMX Finance as Chief Operating Officer in 2004 and was appointed President in 2008. Prior to working at TMX Finance, he worked in the investment banking groups at Morgan Stanley, Lehman Brothers and Wheat First Butcher Singer.
Among other qualifications, Mr. Robinson brings significant operational and financial experience to our Board of Directors. His considerable experience in senior management, and his leadership and intimate knowledge of our business, provide him with strategic and operational expertise generally and for the Company specifically, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Class II

Kelly H. Barrett, 56, has served as a director of the Company since December 2020. Prior to her retirement in 2018, Ms. Barrett was employed by The Home Depot for sixteen years, commencing in 2003 serving in various roles of increasing responsibility including most recently as Senior Vice President-Home Services where she ran the $5 billion Home Services division of The Home Depot, including in-home sales and installation, operations, customer contact centers as well as contractor sourcing, onboarding and compliance. She also held the positions of Vice President-Internal Audit and Corporate Compliance, Senior Vice President - Enterprise Program Management and Vice President-Corporate Controller. Before joining The Home Depot, Ms. Barrett served for more than 10 years in senior management positions and ultimately as Senior Vice President and Chief Financial Officer of Cousins Properties Incorporated, a publicly traded real estate investment trust. Ms. Barrett currently serves on the Board of Directors of Piedmont Office Realty Trust, a real estate investment trust, and also on the Board of Directors of Americold Realty, since May 2019. She previously served on the Board of Directors of State Bank Financial Corporation from 2011 to 2016 and Former Parent from May 2019 to November 2020. Her leadership positions in the Atlanta community include currently serving as Chair of the Board of the Metro Atlanta YMCA, the Georgia Tech Foundation Board of Trustees and a member of the Advisory Board of Scheller College of Business at Georgia Tech. She has previously served on the Board of the Girl Scouts of Greater Atlanta, Partnership Against Domestic Violence and the Atlanta Rotary Club.

Among other qualifications, Ms. Barrett brings significant operational management and financial experience to our Board of Directors. Her experience in multiple senior executive leadership positions and service on other boards provide her with retail operations, accounting, financial and compliance expertise which are utilized by our Board of Directors. These skills and experiences qualify her to serve on our Board of Directors.

Douglas A. Lindsay, 51, has been a director of the Company since December 2020. He previously served as the Chief Executive Officer of the Aaron's Business from July 2020 to November 2020 and was the President of the Aaron's Business Segment of Former Parent from February 2016 to June 2020. Prior to that Mr. Lindsay served as the Executive Vice President and Chief Operating Officer at ACE Cash Express from February 2012 to January 2016. Previously Mr. Lindsay also served as the Executive Vice President and Chief Financial Officer from June 2007 to February 2012 and the Vice President, Finance and Treasurer from February 2005 to June 2007 for ACE Cash Express.
Among other qualification, Mr. Lindsay brings significant operational and financial experience to our Board of Directors. His considerable experience in senior management, and his leadership and intimate knowledge of our business and operations provide him with strategic and operational expertise generally and for the Company specifically, which are utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Class III

Walter G. Ehmer, 54, has served as a director of the Company since December 2020. Mr. Ehmer is currently the President and Chief Executive Officer of Waffle House, Inc., a position he has held since 2012. Mr. Ehmer has held various positions with Waffle House since joining the company in 1992 as a senior buyer in the purchasing department, including most recently serving as its President and Chief Operating Officer from 2006 until 2012 and as Chief Financial Officer from 1998 until 2002. Mr. Ehmer previously served on the Board of Directors of Former Parent from May 2016 to November 2020. Mr. Ehmer previously served as a member of the Georgia Tech Industrial Engineering Advisory Board, the Georgia Tech Alumni Association Board of Trustees and the Georgia Tech President’s Advisory Board. Mr. Ehmer is also a past chairperson of the Georgia Tech Alumni Association and currently serves as a member of the board of the Georgia Tech Foundation. Mr. Ehmer also serves on the boards of the City of Atlanta Police Foundation, the Metro Atlanta Chamber of Commerce, and Children's Healthcare of Atlanta Foundation.
Among other qualifications, Mr. Ehmer brings significant management and financial experience to our Board of Directors. His experience in multiple senior executive leadership positions, including with responsibility for accounting-related matters, provide him with managerial and financial expertise that is utilized by our Board of Directors. These skills and experiences qualify him to serve on our Board of Directors.

Executive Officers Who Are Not Directors
Set forth below are the names and ages of each current executive officer of the Company who is not a director. All positions and offices with the Company held by each such person are also indicated.

Name (Age)	Position with the Company and Principal Occupation During the Past Five Years
Rachel G. George (42)	Executive Vice President, General Counsel, Corporate Secretary & Chief Corporate Affairs Officer since November 2020. Prior to joining the Company she served as Senior Vice President and Deputy General Counsel of Navient Solutions, a position she held since January 2018. Prior to that time, Ms. George was Vice President and Deputy General Counsel of Navient Solutions from July 2017 to December 2017, and Vice President and Associate General Counsel of Navient Solutions from April 2015 to June 2017. Prior to that, Ms. George was a partner at Chapman and Cutler LLP from 2012 to March 2015.
Douglass L. Noe (51)	Vice President, Corporate Controller and Principal Accounting Officer since March 2021. He previously served as Vice President, Corporate Controller from January 2021 to March 2021. Prior to joining the Company Mr. Noe served as Vice President, Controller of Acoustic, L.P. a marketing software solutions provider from August 2019 to December 2020. Prior to that he served as the Senior Vice President, Corporate Controller and Treasurer of Premiere Global Services, Inc a conferencing and collaboration provider from June 2009 to August 2019. He also served as the Vice President and Corporate Controller of ChoicePoint, Inc. an information and decision-making technology provider from October 2006 to June 2009.
Steve Olsen (49)	President since December 2020. He previously served as President of the Aaron's Business from July 2020 to November 2020. Prior to that he served as Chief Operating Officer of the Aaron's Business from April 2020 to June 2020 and as Chief Merchandising, Supply Chain and Transformation Officer of the Aaron's Business from December 2016 to March 2020. He also served as Senior Vice President and General Merchandising Manager of Total Wine and More from April 2013 to November 2016. Previously Mr. Olsen served as Chief Strategy Officer and Senior Vice President of Supply, E-commerce and Information Technology of Orchard Supply Hardware from June 2011 to February 2013 and as General Merchandising Officer and Senior Vice President from June 2010 to June 2011. Prior to working at Orchard Supply Hardware, Mr. Olsen served as Vice President, Merchandising in the Supplies/Office Products Division of Office Depot from November 2007 to May 2010.
C. Kelly Wall (46)	Chief Financial Officer since December 2020. He previously served as the Interim Chief Financial Officer for Aaron's Holdings, Company, Inc. from July 2020 to November 2020. Prior to that Mr. Wall served as Senior Vice President of Finance and Treasurer of Aaron's, Inc. from January 2019 to July 2020 and Vice President of Finance, Treasury and Investor Relations of Aaron's, Inc. from February 2017 to January 2019. Previously Mr. Wall served as Chief Financial Officer of CNG Holdings, Inc. from August 2016 to February 2017. Previously, Mr. Wall served as President of KW Financial Consulting LLC from November 2015 to August 2016, and as Senior Vice President of Finance of TMX Finance, LLC from July 2013 to October 2015.

Composition, Meetings and Committees of the Board of Directors
Our Board of Directors is currently comprised of five directors. The Class I directors will have initial terms expiring at our 2021 annual meeting of shareholders, the Class II directors will have initial terms expiring at our 2022 annual meeting of shareholders and our Class III director will have initial terms expiring at our 2023 annual meeting of shareholders. Each Class I director elected at the 2021 annual meeting of shareholders, each Class II director elected at the 2022 annual meeting of shareholders and each Class III director elected at the 2023 annual meeting of shareholders will hold office until the 2024 annual meeting of shareholder and, in each case, until his or her respective successor shall have been duly elected and qualified or until his or her earlier resignation or removal. Commencing with the 2024 annual meeting of shareholders, each director will be elected annually and shall hold office until the next annual meeting of shareholders and until his or her respective successor shall have been duly elected and qualified or until his or her earlier resignation or removal. See also, "Item 13. Certain Relationships and Related Transactions, and Director Independence – Director Independence."

Our Board of Directors currently has three standing committees consisting of an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. From time to time, our Board of Directors may establish ad-hoc committees at its discretion. Our Board of Directors has adopted a charter for each of its standing committees, copies of which are available on the Investor Relations area of the Company's website at https://investor.aarons.com. The current members of each committee are identified in the table below:

Director	Audit Committee*	Compensation Committee	Nominating and Corporate Governance Committee
Kelly H. Barrett	(Chair)	Member	Member
Walter G. Ehmer	Member	(Chair)	Member
Hubert L. Harris, Jr.	Member	Member	(Chair)
Number of Meetings in Fiscal Year 2020	—	—	—

*	All members of the Audit Committee have been designated as an “audit committee financial expert” as defined by SEC regulations.
Meetings
On November 30, 2020 we completed the separation and distribution transaction from PROG Holdings, Inc. ("spin-off transaction") and the reported number of meetings held by our Board of Directors and each of the Board Committee reflect the fact that The Aaron's Company, Inc. was a stand-alone public company in 2020 for one month following the spin-off transaction.
The Board of Directors held one meeting during 2020. There were no committee meetings held in 2020. Each of our directors attended 100% of the total of all meetings of our board during 2020 that occurred during the time when he or she served as a director.
It is our policy that directors are expected to attend the annual meeting of shareholders in the absence of a scheduling conflict or other valid reason. We anticipate that at least a majority of our directors will attend the Annual Meeting which tentatively scheduled to be held on August 25, 2021.
The non-management and the independent members of our Board of Directors meet in executive session, without management present. Mr. Hubert Harris, the Lead Director of our Board of Directors effective January 1, 2021, chairs these meetings.
Committees
Audit Committee. The function of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibility relating to: (i) the integrity of the Company’s consolidated financial statements; (ii) the financial reporting process and the systems of internal accounting and financial controls; (iii) the performance of the Company’s internal audit function and independent auditors; (iv) the independent auditors’ qualifications and independence; (v) the Company’s compliance with ethics policies (including oversight and approval of related party transactions and reviewing and discussing certain calls to the Company’s ethics hotline and the Company’s investigation of and response to such calls) and legal and regulatory requirements; (vi) the adequacy of the Company’s policies and procedures to assess, monitor and manage business risks including financial, regulatory and cybersecurity risks and its corporate compliance programs, including receiving quarterly reports related to such risks and programs; and (vii) the adequacy of the Company's information security and privacy program and cybersecurity initiatives. The Audit Committee is directly responsible for the appointment, compensation, retention, and termination of our independent auditors, who report directly to the Audit Committee, and for recommending to our Board of Directors that the board recommend to our shareholders that the shareholders ratify the retention of our independent auditors.  In connection with its performance of these responsibilities, the Audit Committee regularly receives reports from and holds discussions with Company management, leaders from the Company’s internal audit department, leaders from the Company’s legal department, and the independent auditors.  Many of those discussions are held in executive session with the Audit Committee.
The Board has concluded that each member of the Audit Committee satisfies the heightened independence requirements of the NYSE and SEC rules applicable to audit committee members, and each is financially literate. Our Board of Directors has designated each member of the Audit Committee as an “audit committee financial expert” as defined by SEC regulations.

Compensation Committee. The purpose of the Compensation Committee is to assist our Board of Directors in fulfilling its oversight responsibilities relating to: (i) executive and director compensation; (ii) equity compensation plans and other compensation and benefit plans; and (iii) other significant human resources matters.
The Compensation Committee has the authority to review and approve performance goals and objectives for the named executive officers in connection with the Company’s compensation programs, and to evaluate the performance of the named executive officers, in light of such performance goals and objectives and other matters, for compensation purposes. Based on such evaluation and other matters, the Compensation Committee determines the compensation of the named executive officers, including our Chief Executive Officer. The Compensation Committee also has the authority to approve grants of equity incentives and to consider from time to time, and recommend to our Board of Directors, changes to director compensation. The Compensation Committee may form and delegate its authority to subcommittees consisting of one or more members of the Compensation Committee or to management of the Company, subject to applicable law. For information regarding the role of executive officers and the Compensation Committee's independent compensation consultant in determining or recommending the amount or form of executive and director compensation, see the "Compensation Discussion and Analysis" below.
The Board has concluded each member of the Compensation Committee satisfies the heightened independence requirements of the NYSE applicable to compensation committee members and is a non-employee director under Rule 16b-3 of the Securities Exchange Act of 1934, or the “Exchange Act.”
Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee is to assist our Board of Directors in fulfilling its responsibilities relating to: (i) board and committee membership, organization, and function; (ii) director qualifications and performance; (iii) management succession; and (iv) corporate governance. The Nominating and Corporate Governance Committee from time to time identifies and recommends to our Board of Directors individuals to be nominated for election as directors and develops and recommends to our Board of Directors for adoption corporate governance principles applicable to the Company.
The Board has concluded that each member of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE.
Communicating with the Board of Directors and Corporate Governance Documents
The Company’s security holders and other interested parties may communicate with our Board of Directors, the non-management or independent directors as a group, or individual directors by writing to them in care of the Corporate Secretary, The Aaron’s Company, Inc., 400 Galleria Parkway, S.E., Suite 300, Atlanta, Georgia 30339. Correspondence will be forwarded as directed by the writer. The Company may first review, sort, and summarize such communications, and screen out solicitations for goods or services and similar inappropriate communications unrelated to the Company or its business. All concerns related to audit or accounting matters will be referred to the Audit Committee.
The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, the Company’s Code of Business Conduct and Ethics, its Code of Ethics for the Chief Executive Officer and the Senior Financial Officers and Employees and its Corporate Governance Guidelines can each be viewed by clicking the “Corporate Governance” tab on the Investor Relations area of the Company’s website at https://investor.aarons.com. You may also obtain a copy of any of these documents without charge by writing to the Corporate Secretary, The Aaron’s Company, Inc., 400 Galleria Parkway, S.E., Suite 300, Atlanta, Georgia 30339.
Codes of Conduct
We have adopted a written code of business conduct and ethics that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the "Selected Officers". The code is posted on our investor website at https://investor.aarons.com. We will disclose any material changes in or waivers from our code of business conduct and ethics applicable to any Selected Officer on our investor website at https://investor.aarons.com or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
2020 Spin-Off Transaction
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
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment from its Progressive Leasing and Vive segments and changed its name to PROG Holdings, Inc. (referred to herein as the "Former Parent"). The separation of the Aaron's Business segment was affected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of our newly formed company called The Aaron's Company, Inc. (the “Company”), to the Former Parent shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly owned subsidiary of the Company. Shareholders of Former Parent received one share of the Company for every two shares of Former Parent common stock. Upon completion of the separation and distribution transaction, the Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange ("NYSE"). References to Former Parent may refer to Aaron's, Inc. or Aaron's Holdings Company, Inc. for transactions, events, and obligations prior to the separation and distribution date or PROG Holdings, Inc. for transactions, events, and obligations of Former Parent at or subsequent to the separation and distribution date.
Prior to the spin-off transaction on November 30, 2020, the Company was part of Former Parent and not an independent company, and our employees participated in the compensation and benefit programs of Former Parent and its subsidiaries. The Compensation Committee of the Company’s Board of Directors (the “Company Committee”) was not constituted until December 1, 2020, and the compensation decisions regarding our named executive officers for our fiscal year ended December 31, 2020 were generally made by the Compensation Committee of our Former Parent’s Board of Directors (the “Former Parent Committee’), in the case of Mr. Lindsay, our Chief Executive Officer, and Mr. Sinclair, our Corporate Controller prior to his retirement on March 15, 2021; by Mr. Lindsay, in consultation with the President and Chief Executive Officer of our Former Parent, for Steve Olsen (who was not an executive officer of Former Parent); and by the Chief Executive Officer of our Former Parent, for Mr. Wall. Rachel George’s initial compensation package was also determined by the Former Parent Committee. As a result, except as otherwise indicated, this Compensation Discussion and Analysis describes the compensation practices of our Former Parent for the fiscal year ended December 31, 2020 as they related to the individuals who are our named executive officers (“NEOs”) for 2020.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc. which holds, directly or indirectly, the assets and liabilities historically associated with the Aaron's Business segment (the "Aaron's Business") prior to the separation and distribution date.
Since the spin-off transaction, our executive compensation program, policies, and practices for our executive officers have been subject to the review and approval of the Company Committee. While our executive compensation program, policies, and practices are similar, and are expected to continue to be similar going forward, to those employed at our Former Parent immediately prior to the spin-off transaction, the Company Committee has begun and will continue to review our executive compensation program, policies, and practices and will make adjustments as appropriate over time in order to meet our particular business needs and goals. Decisions made by the Company’s Committee for the fiscal year ending December 31, 2021 are expected to be discussed in the Compensation Discussion and Analysis included in our Proxy Statement for our 2022 Annual Meeting of Shareholders. However, to the extent decisions have already been made by the Company Committee and are material to an understanding of our named executive officers’ compensation for fiscal year 2020, a discussion of such decisions is included in this Compensation Discussion and Analysis.
The Company expects to benefit from the stability and predictability of a large, recurring-revenue portfolio of leases. The Company serves over 1.9 million unique customers annually, of which approximately 66% are repeat customers. The Company is also vertically integrated with manufacturing assets that produce approximately 40% of the upholstered furniture and bedding. The Company also has a strategic advantage of an extensive distribution and last-mile logistics network.
With a mission to enhance people’s lives by providing access to high quality products through affordable lease-to-own purchase solutions, the Company has developed several strategic priorities to center the organization including:
•Strengthen the Aaron’s brand by promoting the compelling value proposition to the target market,

•Continue to simplify and digitize customer interactions, making it easier for customers to do business with the Company, and
•Align the store footprint with the customer opportunity, including repositioning stores in key markets.

Executive Summary
The purpose of this section is to provide material information about the compensation objectives and policies for our named executive officers and to explain how the Former Parent Committee made compensation decisions for 2020. For 2020, our NEOs are listed below.

Named Executive Officer	Pre-Separation Position with Former Parent (as of November 30, 2020)	Position with Company (effective as of December 1, 2020)
Douglas A. Lindsay	Chief Executive Officer, Aaron's Business	Chief Executive Officer
Steve Olsen	President, Aaron's Business	President
C. Kelly Wall	Interim Chief Financial Officer—Former Parent	EVP – Chief Financial Officer
Rachel G. George[1]	N/A	EVP – General Counsel & Chief Corporate Affairs Officer
Robert P. Sinclair	VP—Corporate Controller, Former Parent	VP – Corporate Controller
(1) Ms. George was hired on November 23, 2020 and therefore her compensation was initially established in contemplation of her role with the Company.

We believe 2020 performance and pay results are indicative of a strong linkage between pay and performance created by our executive compensation structure and incentive plan designs.
In addition to this linkage between pay and performance, we currently employ sound compensation and governance principles and policies (consistent with our Former Parent), while avoiding problematic or disfavored practices, as noted below:

What We Do	What We Don’t Do

✓ Independent compensation committee assisted by an independent consultant	✗ No repricing or cash buyouts of stock options without shareholder approval

✓ We plan to annually assess company compensation policies to ensure that the features of our program do not encourage undue risk	✗ No excise or other tax gross-ups on change-in-control payments

✓ All executives are "at will" employees, with no employment agreements for NEOs	✗ No hedging or pledging of Company stock

✓ Pay mix that emphasizes performance-based compensation over fixed compensation (approximately 76% performance-based for CEO and approximately 57% for all other NEOs, other than Ms. George)	✗ No excessive perquisites or other benefits

✓ Pay mix that emphasizes long-term, equity-based incentives over short-term cash incentives	✗ No single-trigger severance benefits upon a change-in-control

✓ Incentive plans that measure financial success through various measures, focused on growth, profitability, and returns	✗ No payment of dividends on unearned or unvested shares

✓ Robust and meaningful incentive plan targets and ranges, with capped incentive payouts	✗ No guaranteed bonus payments

✓ Double-trigger equity vesting acceleration upon a change of control

✓ Meaningful stock ownership requirements

✓ Formal clawback policy to recoup performance-based compensation from our senior executives, including NEOs, under certain prescribed acts of misconduct

Components of the Executive Compensation Program
The three primary components of each NEO's total direct compensation for 2020 were as follows:

Component	Terms and Objectives

Base Salary
▪Fixed amount of compensation for performing day-to-day job responsibilities intended to reflect the scope of an executive’s role.
▪Reviewed annually for potential adjustment based on factors such as market levels, individual performance, and scope of responsibility.

Annual Cash Incentive Award	▪Variable performance-based award opportunity based on achievements with respect to financial and operational performance goals.

Long-Term Equity Incentive Award	▪To balance long-term performance and retention, 2020 equity awards were made in the form of 50% performance share units, 25% stock options, and 25% time-based restricted stock awards.
For 2020, these components were designed by our Former Parent to be competitive with employers with whom it competed for executive talent and to support our Former Parent’s compensation program objectives. The Former Parent Committee did not set a prescribed mix or allocation for each component, but rather focused on total direct compensation when making compensation decisions for our executives. In making these decisions, the Former Parent Committee also considered the following related factors: (i) performance against corporate and individual objectives for the fiscal year; (ii) performance of general management responsibilities; (iii) the value of any unique skills and capabilities; (iv) contributions as a member of the executive management team; and (v) competitive market considerations.

Total direct compensation for our NEOs in 2020 emphasizes variable and performance-based compensation. This reflects our Former Parent’s philosophy that a significant portion of NEO compensation should be linked to financial, operating, and stock price performance, helping to ensure alignment of pay and performance.
The following graphs demonstrate this philosophy by showing the mix of target pay established in early 2020 for our CEO and for our other NEOs as a group. Ms. George is not included in these graphs because her compensation package for 2020 was not directly comparable to our other NEOs as a result of her late 2020 hire date. We expect the mix of 2021 target pay elements for our NEOs to differ from the 2020 pay mix shown in these graphs as a result of compensation adjustments approved at the time of the separation to reflect the NEOs’ new roles and responsibilities, as further described below.
Management of the Business During the COVID-19 Pandemic
The COVID-19 pandemic has been a challenging crisis throughout the world. Extraordinary and wide-ranging actions have been taken by public health and governmental authorities to mitigate the impact of COVID-19, including quarantines, stay-at-home orders and business closure mandates requiring that individuals restrict daily activities and that businesses modify, curtail, or cease normal operations. Despite these challenges, our Former Parent’s management team and employees worked diligently to continue to successfully manage the business, and we continue to do so.
In particular, during 2020 our Former Parent implemented temporary measures to reduce operating expenses and conserve its cash position to mitigate the impact of the COVID-19 pandemic, while remaining mindful of the economic and health challenges faced by our customers and employees, including the following:
•the Former Parent Committee approved, and Mr. Lindsay agreed to, a 20% reduction to Mr. Lindsay’s base salary from April 2020 through June 2020;
•the annual cash retainer for non-employee members of our Former Parent’s Board of Directors was reduced by 20% from April 2020 through June 2020;
•the Former Parent enacted furloughs for a portion of our store team members and store support team members, while continuing to provide health and welfare benefit plan participation to furloughed employees;
•the Former Parent took steps to reduce the number of in-person interactions for our employees and customers, including temporarily implementing curbside-only service; and
•the Former Parent provided two weeks of paid leave for employees with a positive COVID-19 diagnosis.
Diligent action by our Former Parent early in the COVID-19 pandemic was key to helping manage the business effectively.
Despite the challenges posed by the pandemic, no COVID-19 related adjustments were made to the metrics, relative weightings, or performance goal levels for our NEOs’ annual cash incentive or long-term incentive awards.
2020 Performance and Incentive Pay Outcomes
Our Former Parent’s 2020 compensation programs were designed to attract, motivate, and retain key executives by offering market-competitive pay opportunities with an emphasis on incentive compensation to create a strong linkage between pay and performance.

As described in more detail below, the level of performance under the 2020 annual cash incentive and performance share unit awards was determined by the Former Parent Committee in November 2020, immediately prior to the spin-off transaction, based on actual performance for January 2020 through October 2020 and an estimate of performance achievement that would have occurred in November and December 2020 if the separation had not occurred, in each case adjusted to exclude expenses associated with the separation. Given the pending separation of the two businesses into new public entities prior to the end of the 2020 fiscal year, the Former Parent Committee determined that attempting to calculate performance against the pre-set annual targets after the separation would not be reasonable.
The linkage between pay and estimated performance is demonstrated by the following table and related footnotes, which summarize and define the performance measures associated with our NEOs' 2020 annual cash incentive and performance share unit awards and highlight key performance results for 2020:

2020 Performance[1]	2020 Executive Pay Results
•Consolidated Adjusted Revenues[2] were $4,212 million, which was 1.3% below target	•Short-term incentive awards were earned at a level of 185% of Target
•Consolidated Adjusted EBITDA[3] was $546.5 million, which was 20% above target	•Performance Share Units (PSUs) were earned at a level of 135.6% of Target for the Consolidated Former Parent and 200% of Target for the Aaron's Business segment
•Consolidated Return on Capital ("ROC")[4] of 19.3%, which was 660 bps above target
•Consolidated Adjusted Pre-Tax Income[5] was $460 million, which was 28% above target
•All compliance goals[6] , established in the first quarter of 2020, for the Company and its Aaron’s Business segment were on target, as of November 30, 2020, to be fully achieved
•Aaron’s Business Revenue was $1,743 million, which was 7.8% above target
•Aaron’s Business Adjusted EBITDA[7] was $191.5 million, which was 47.1% above target
•Aaron’s Business Adjusted Pre-Tax Income[8] was $127 million, which was 108% above target

1 As discussed above, the estimated results shown above are based on actual performance for January 2020 through October 2020 and an estimate of performance achievement that would have occurred in November and December 2020 if the separation had not occurred.

[2] Consolidated Adjusted Revenues are based on consolidated revenues of our Former Parent reduced for the amount of provision expense at Vive.
[3] Consolidated Adjusted EBITDA is based on consolidated earnings before interest expense, taxes, depreciation, and amortization for our consolidated Former Parent adjusted to exclude certain non-GAAP items related to non-routine items that are not reflective of ordinary earnings activity. Estimated Consolidated Adjusted EBITDA results reflect adjustments to exclude restructuring charges, consulting and early termination charges related to a sales and marketing agreement, goodwill impairment charges, separation costs associated with the separation and distribution transaction that resulted in our spin-off into a separate publicly-traded company, certain legal and regulatory income and to remove the effect of the change in allowance for loan losses for Vive.

[4] Consolidated Return on Capital is based on our Former Parent’s net operating profit (which we define as operating profit adjusted for certain non-recurring items that are not reflective of ordinary earnings activity) after tax divided by the sum of average net debt (which we define as debt less cash and cash equivalents) and average total shareholders' equity, with the final result being an average of quarterly calculations. For purposes of this calculation, actual net operating profit was adjusted to normalize amortization expense resulting from franchisee acquisitions, restructuring charges, consulting and early termination charges included related to a sales and marketing agreement, goodwill impairment charges, separation costs associated with the separation and distribution transaction that results in our spin-off into a separate publicly-traded company, legal and regulatory income, Progressive Leasing intangible amortization and the change in allowance for loan losses for Vive.

[5] Consolidated Adjusted Pre-Tax Income is earnings before income taxes for our consolidated Former Parent adjusted for non-GAAP items related to non-routine items that are not reflective of ordinary earnings activity. Estimated Consolidated Adjusted Pre-Tax Income results from adjustments to exclude certain adjustments to normalize amortization expense resulting from franchisee acquisitions, restructuring charges, consulting and early termination charges incurred related to a sales and marketing agreement, goodwill impairment charges, separation costs associated with the separation and distribution transaction that resulted in our spin-off into a separate publicly-traded company, legal and regulatory income, Progressive Leasing intangible amortization and the change in allowance for loan losses for Vive.

[6] Compliance-related goals established in the first quarter of 2020 for the overall Former Parent focused on (1) enhancing customer communication, (2) enhancing compliance procedures, (3) enhancing disclosures for e-commerce retailers, (4) enhancing information security, and (5) enhancing information security training. Compliance-related goals established in the first quarter of 2020 for the Aaron's Business focused on (1) enhancing compliance visibility, (2) enhancing information security, (3) enhancing monitoring procedures, (4) enhancing driver safety, and (5) enhancing compliance training.

[7] Aaron’s Business Adjusted EBITDA is based on GAAP earnings before interest expense, taxes, depreciation, and amortization for the Aaron's Business, adjusted for certain non-GAAP items related to non-routine items that are not reflective of ordinary earnings activity. Estimated Aaron's Business Adjusted EBITDA results reflect adjustments to exclude restructuring charges, consulting and early termination charges related to a sales and marketing agreement, goodwill impairment charges and separation costs associated with the separation and distribution transaction that resulted in our spin-off into a separate publicly-traded company.

[8] Aaron’s Business Adjusted Pre-Tax Income is earnings before income taxes for the Aaron's Business adjusted for non-GAAP items related to non-routine items that are not reflective of ordinary earnings activity. Estimated Aaron's Business Adjusted Pre-Tax Income results reflect adjustments to exclude certain adjustments to normalize amortization expense resulting from franchisee acquisitions, restructuring charges, consulting and early termination charges related to a sales and marketing agreement, goodwill impairment charges, and separation costs associated with the separation and distribution transaction that resulted in our spin-off into a separate publicly-traded company.

Objectives of Executive Compensation
The primary objectives and priorities of our Former Parent’s executive compensation program were to:
• attract, motivate, and retain quality executive leadership;
• align the incentive goals of executive officers with the interests of shareholders;
• motivate the individual performance of each executive officer;
• improve overall company performance; and
• support achievement of our business plans and long-term goals.
To accomplish these objectives, the Former Parent Committee considered a variety of factors when approving compensation programs, including (i) changes in business strategy, (ii) company performance expectations, (iii) external market data, (iv) actual company performance and, with respect to the compensation programs for certain NEOs, the actual performance of business segments, (v) individual executive performance, and (vi) internal compensation equity with the NEOs. A more complete description of the process for establishing our executive compensation programs is described below and throughout this Compensation Discussion and Analysis.
Compensation Process Summary for 2020
Role of the Former Parent Committee. The Former Parent Committee’s role was to oversee (i) executive and outside director compensation, (ii) benefit plans and policies, including equity compensation plans and other forms of compensation, and (iii) other significant human resources matters.
More specifically, the Former Parent Committee reviewed and discussed proposed compensation for our Former Parent’s executive officers (including Messrs. Lindsay, Wall and Sinclair), evaluated their performance, and set their compensation. In addition, the Former Parent Committee approved all equity awards for Former Parent executive officers.
Role of Management. The Former Parent Committee considered the input and recommendations of the Chief Executive Officer of our Former Parent with respect to its pre-separation executive compensation programs and decisions that impacted Messrs. Lindsay and Sinclair and its post-separation executive compensation programs and decisions that impacted all of our NEOs. Mr. Lindsay, in consultation with the Chief Executive Officer of our Former Parent, generally made determinations with respect to pre-separation compensation for Mr. Olsen as an officer of the Aaron’s Business segment. The Chief Executive Officer of our Former Parent generally made determinations with respect to pre-separation compensation for Mr. Wall. The Chief Financial Officer of our Former Parent also provided input with respect to financial goals and recommendations and overall program design. Although Former Parent management and other invitees at Former Parent Committee meetings had the opportunity to participate in discussions and provide input, all votes and final decision-making on

Former Parent executive compensation were solely the responsibility of the Former Parent Committee, and those final deliberations and votes were conducted in executive sessions in which no Former Parent executive officer participated.
Role of Independent Compensation Consultants. The Former Parent Committee had the authority to retain independent consultants and other advisors. During 2020, the Former Parent Committee retained the services of Exequity which reported directly to the Former Parent Committee but worked with Former Parent management at the direction of the Former Parent Committee. The Former Parent Committee assessed the independence of the advisors, including the potential for conflicts of interest as required by the SEC and NYSE listing standards, and concluded that Exequity was appropriately independent and free from potential conflicts of interest.
Although the specific services of the independent consultant could vary from year to year, the following are the services generally provided by the independent consultant:
• providing information on trends and related legislative, regulatory, and governance developments;
• reviewing and recommending any changes to our Former Parent’s peer group used for comparative market analysis for the consideration and approval of the Compensation Committee;
• conducting competitive assessments of executive compensation levels and incentive program designs;
• consulting on compensation for outside directors;
• conducting a review of Former Parent’s compensation programs from a risk assessment perspective;
• reviewing compensation tally sheets on our Former Parent’s executive officers;
• assisting with review and disclosures regarding the Former Parent’s executive compensation programs; and
• reviewing the Former Parent Committee’s annual calendar and related governance matters.
Representatives from Exequity attended all of the Former Parent Committee meetings pertaining to 2020 executive compensation decisions made prior to the separation, and also participated in executive sessions as requested by the Former Parent Committee.
Around the time of the separation, Exequity was engaged by the Chair of the Company Committee as the Company Committee’s independent compensation consultant. However, the Company Committee did not make any decisions with respect to 2020 compensation for our NEOs (as those decisions had already been made by the Former Parent Committee), and Exequity did not provide any advice to the Compensation Committee that directly impacted our NEOs’ 2020 compensation. We generally expect that the Company Committee will use Exequity’s services in a manner similar to the Former Parent Committee, and we expect to discuss Exequity’s services in further detail in our 2022 proxy statement.
Post-2020 Compensation Decisions by the Company Committee. In making future compensation decisions for our executive officers, the Company Committee’s guiding philosophy and objectives, and its processes and procedures for evaluating and making decisions with respect to executive compensation, are expected to be substantially similar to those described above for decisions made by the Former Parent Committee prior to the separation. However, as noted above, the Company Committee has begun and will continue to review our executive compensation program, policies, and practices and will make adjustments as appropriate over time in order to meet our particular business needs and goals.
Comparative Market Data
Role of Market Data. Our Former Parent used compensation market data as a reference for understanding the competitive positioning of each element of our Former Parent’s compensation program and of total compensation. Market data informed compensation-related decisions as our Former Parent set pay levels for its executive officers, including Messrs. Lindsay and Sinclair, at the beginning of 2020, and again for all of our NEOs as we contemplated the spin-off transaction later in the year.
In referencing these market studies, the Former Parent Committee did not manage total compensation for executive officers within a prescribed competitive position or percentile of the compensation market. Rather, the Compensation Committee reviewed compensation for each applicable executive relative to market data and considered other internal and external factors when exercising its business judgment as to compensation decisions. Other factors material to the Former Parent Committee’s deliberations included (i) objective measurements of business performance, (ii) the accomplishment of compliance, strategic, and financial objectives, (iii) the development and retention of management talent, (iv) enhancement of shareholder value, and (v) other matters the Former Parent Committee deemed relevant to our Former Parent’s (and, as applicable, the Company’s) short-term and long-term success. Similarly, Mr. Lindsay, in consultation the Chief Executive Officer of our Former Parent, made determinations with respect to pre-separation compensation for Mr. Olsen as an officer of the Aaron’s Business segment. The Chief Executive Officer of our Former Parent made determinations with respect to pre-separation compensation for Mr. Wall.
Peer Groups. With respect to 2020 compensation decisions, the Former Parent Committee referenced the market study that was conducted by its independent consultant for 2019. The peer group used in that study was proposed by the independent consultant and approved by the Former Parent Committee. That peer group, which is listed below, includes 25 companies representing a blend of retail and consumer finance companies similar to our Former Parent in size in terms of revenues and market capitalization. The peer group served as the principal reference group for our Former Parent’s executives. Peer group data was sourced from the most recently filed proxy statements for each peer company. In addition, the Former Parent Committee and Former Parent management also reviewed general industry survey data as a secondary reference. Survey data was sourced from Aon’s 2019 U.S. TCM Online Executive and Senior Management Survey.
2020 Peer Group – Former Parent

Consumer Financial Companies	Retail Companies
Synchrony Financial	Wayfair Inc.
Discover Financial Services	Tractor Supply Company
Ally Financial Inc.	DICK’S Sporting Goods, Inc.
Santander Consumer USA Holdings Inc.	Foot Locker, Inc.
OneMain Holdings, Inc.	Williams-Sonoma, Inc.
FirstCash, Inc.	Big Lots, Inc.
Encore Capital Group, Inc.	Burlington Stores, Inc.
SLM Corporation	Sally Beauty Holdings, Inc.
Green Dot Corporation	Designer Brands Inc.
CURO Group Holdings Corp.	Rent-A-Center, Inc.
Enova International, Inc.	RH
Credit Acceptance Corporation	Sleep Number Corporation
Conn’s, Inc.
2020 Company Peer Group
In connection with the spin-off transaction and at the request of the Former Parent Committee, Exequity conducted a comprehensive review of potential peers for the Company taking into account revenue size, industry, and labor market given the anticipated characteristics of the Company. The Former Parent Committee approved the peer group, which is comprised of the 17 companies listed below. The peer group was used to inform pay levels that took effect concurrent with the completion of the spin-off transaction. The peer group is comprised of both retail and consumer finance companies that approximate the Company in terms of key size metrics. In addition to the peer group shown below, general industry pay survey data was also provided and considered to help ensure a fulsome evaluation of the competitive pay landscape.

Consumer Finance Companies	Retail Companies
OneMain Holdings, Inc.	Big Lots, Inc.
FirstCash, Inc.	The Michaels Companies, Inc.
Encore Capital Group, Inc.	Rent-A-Center, Inc.
CURO Group Holdings Corp.	RH
EZCORP, Inc.	Five Below, Inc.
Enova International, Inc.	Sleep Number Corporation
Credit Acceptance Corporation	Ollie’s Bargain Outlet Holdings, Inc.
Conn’s, Inc.
Haverty Furniture Companies, Inc.
Ethan Allen Interiors, Inc.

Base Salary
The Former Parent viewed base salary as fixed compensation intended to reflect the scope of an executive’s role. It reviewed executive officer base salaries annually and adjusted them as necessary to ensure that salary levels remained appropriate and competitive. Salary increases were periodic rather than annual and were made after considering relevant factors, including:
• breadth and scope of an executive’s role, including any significant change in duties;
• competitive market pay levels;
• internal comparisons to similar roles;
• individual performance throughout the year; and
• overall economic climate and company performance.
Base Salary decisions for periods prior to the separation were made by the Former Parent Committee with respect to Former Parent’s executive officers, including Messrs. Lindsay and Sinclair; by Mr. Lindsay, in consultation with the Chief Executive Officer of the Former Parent, for Mr. Olsen; and by the Chief Executive Officer of the Former Parent, for Mr. Wall.
Pre-Separation Base Salary Adjustments. The adjustments shown below were made at the beginning of 2020 for Mr. Lindsay to move his pay closer to the market for his position, and for Mr. Olsen to reflect his additional responsibilities in his role as the Chief Operating Officer, Aaron’s Business segment, and in July 2020 for Mr. Wall in connection with his appointment as Interim CFO of our Former Parent. Ms. George’s compensation was approved by the Former Parent Committee effective as of her hire date in November 2020. No pre-separation changes were made to the base salary of Mr. Sinclair in 2020.

Named Executive Officer– Former Parent	Prior Base Salary Rate	Adjusted Base Salary Rate
Douglas A. Lindsay	$600,000	$650,000
Steve Olsen	$450,000	$550,000
C. Kelly Wall	$320,000	$500,000
Rachel G. George	N/A	$450,000
Robert P. Sinclair	$350,000	$350,000
Base Salary Reduction for Our CEO. As noted above, in light of the challenges faced during the COVID-19 pandemic, the Former Parent Committee approved, and Mr. Lindsay agreed to, a 20% reduction to his base salary from April 2020 through June 2020.
Base Salary Adjustments at Separation. The Former Parent Committee further adjusted the base salaries of Messrs. Lindsay and Olsen in connection with the spin-off transaction. The adjustments shown below were made effective at the beginning of December 2020 to reflect the applicable NEOs’ new roles with the Company, which had become a standalone, publicly traded company, as opposed to only a segment of a pre-existing public company.

Named Executive Officer– Aaron's	December 1, 2020 Base Salary Rate
Douglas A. Lindsay	$850,000
Steve Olsen	$600,000
C. Kelly Wall	$500,000
Rachel G. George	$450,000
Robert P. Sinclair	$350,000
Annual Cash Incentive Awards
Annual cash incentive awards for 2020 provide the opportunity to earn cash rewards for meeting Former Parent and business segment financial and operational performance goals. Under the 2020 program, our NEOs had the potential to earn cash incentive awards based on performance against pre-determined performance goals, with amounts that vary based on the degree to which the related goals are achieved.
Target Awards. At the beginning of 2020, the Compensation Committee approved a target award opportunity for each of Messrs. Lindsay and Sinclair. Mr. Lindsay, in consultation with the Chief Executive Officer of our Former Parent, made determinations with respect to Mr. Olsen who was an officer of the Aaron’s Business segment, but was not an executive officer of the Former Parent. The Chief Executive Officer of our Former Parent made determinations with respect to Mr. Wall's target award opportunity. For 2020, these target award opportunities remained unchanged from 2019 other than for Mr. Olsen and Mr. Wall, each of whose target incentive was increased in recognition of their respective appointments as Chief Operating Officer of Aaron’s Business segment and Interim CFO of Former Parent.

Named Executive Officer	2020 Target[1]
Douglas A. Lindsay	$650,000
Steve Olsen	$412,500
C. Kelly Wall	$300,000
Rachel G. George[2]	N/A
Robert P. Sinclair	$122,500
1 Target amounts are calculated based on annual base salary.
2 Hired in November 2020 and therefore not eligible for 2020 Annual Incentive Award.
Performance Measures and Weights. The following were the performance measures and weights in the 2020 annual cash incentive program for each NEO:

Former Parent Wall and Sinclair	Aaron's Business Lindsay and Olsen
80% Consolidated Adjusted EBITDA	80% Aaron's Business Adjusted EBITDA
20% Compliance	20% Compliance
In each case, the measures are specific to each entity, and where noted as “consolidated,” are referring to Former Parent. The measures are calculated as described under the heading "2020 Performance and Incentive Pay Outcomes."
Performance Goals and Results. The Former Parent Committee established annual goals for each of the performance measures in the annual incentive program, including a Threshold, Target, and Maximum performance goal that corresponded to a Threshold, Target, and Maximum incentive payout level. For Adjusted EBITDA, the payout range was from 25% of target (if Threshold was achieved) to 200% of Target (if Maximum was achieved), with interpolation for performance falling between the Threshold and Target or Target and Maximum levels. For Compliance, the payout range was from 0% to 125% of Target (based on the number of compliance goals achieved).
The level of performance under the 2020 incentive compensation program was determined by the Former Parent Committee in November 2020, immediately prior to the spin-off transaction, based on actual performance from January 2020 through October 2020 and an estimate of performance that would have been achieved in November and December if the separation had not occurred. Given the pending separation of the two businesses into new public entities prior to the end of the fiscal year, the Former Parent Committee determined that attempting to calculate performance against pre-set annual targets after the separation would not be reasonable.
The following tables summarize the performance goals, performance results, and related incentive payout levels as a percent of target for each NEO. In the event that the applicable Adjusted EBITDA Threshold level was not achieved, any payout earned with respect to the Compliance objectives would be reduced by 50%. Adjustments to the applicable financial metrics are described above under the heading "2020 Performance and Incentive Pay Outcomes."

Former Parent: Wall and Sinclair
($ Million)	Weight	Plan Performance Range					Actual Performance and Payout
Metric		Threshold	Target Zone[1]			Maximum	Estimated Year Ending 12/31/2020[2]	% of Target	Payout Calculation
Consolidated Adj. EBITDA	80%	$419	$451	-	$460	$492	$546	120.0%	200.0%
Potential Payout %		25%	100%			200%
Compliance	20%	3 Projects	4 Projects			5 Projects	5 Projects	125.0%	125.0%
Potential Payout %		50%	100%			125%	Final Payout		185.0%

Aaron's Business: Lindsay and Olsen
($ Million)	Weight	Plan Performance Range					Actual Performance and Payout
Metric		Threshold	Target Zone[1]			Maximum	Estimated Year Ending 12/31/2020[2]	% of Target	Payout Calculation
Aaron's Business Adj. EBITDA	80%	$116	$129	-	$132	$143	$191	147.1%	200%
Potential Payout %		25%	100%			200%
Compliance	20%	3 Projects	4 Projects			5 Projects	5 Projects	125.0%	125.0%
Potential Payout %		25%	100%			200%	Final Payout		185.0%

(1) If actual performance falls anywhere within this range then payout is at 100% of target.
(2) For the period beginning on January 1, 2020 and ending on October 31, 2020, actual Consolidated Adjusted EBITDA was tracking above the Maximum performance level for the full year and actual Aaron’s Business Adjusted EBITDA was tracking above the maximum performance level for the full year.

Based on the above performance results and incentive calculations, the chart below shows the final annual cash incentive awards paid to our NEOs for estimated 2020 performance as compared to what those payments would have been at the target level:

Named Executive Officer	Target Annual Incentive[1]	Award Earned under Annual Incentive Plan
Douglas A. Lindsay	$640,385	$1,184,800
Steve Olsen	$401,769	$743,400
C. Kelly Wall	$206,646	$382,300
Rachel G. George[2]	N/A	N/A
Robert P. Sinclair	$122,500	$226,600

(1) Calculated on annual base salary paid for 2020.
(2) Hired in November 2020 and therefore not eligible for 2020 Annual Incentive Award.
Changes to Award Opportunities for 2021. The Former Parent Committee approved changes to target annual cash incentive award opportunities for our NEOs in connection with the spin-off transaction and the NEOs’ assumption of executive officer positions with our newly-publicly traded Company. The levels shown below were adjusted and effective at the beginning of December 2020 for the 2021 fiscal year and had no impact on the NEOs’ 2020 annual incentive awards:

Named Executive Officer	Fiscal Year 2021 Target ($)
Douglas A. Lindsay	$1,000,000
Steve Olsen	$600,000
C. Kelly Wall	$325,000
Rachel G. George	$310,000
Robert P. Sinclair[1]	N/A

(1) Mr. Sinclair retired in March 2021.
Bonus Compensation
In connection with her appointment as our General Counsel, Corporate Secretary and Chief Corporate Affairs officer in November 2020, we agreed to provide Ms. George with a signing bonus equal to $200,000 (subject to being repaid should Ms. George not remain employed for 24 months) and, within thirty days after completion of one year of employment, a $200,000 retention bonus. The signing bonus was paid in 2020 and is reported in the 2020 Summary Compensation Table below.
In connection with his extraordinary efforts in preparing for and helping to execute the separation, Mr. Wall was paid a special bonus of $250,000 in November 2020.
In recognition of his key role with the Former Parent and his efforts in assisting the Company in completing the separation, in August 2020 the Former Parent granted to Mr. Sinclair the opportunity to receive a special cash payment equal to $337,500 as a completion bonus for the separation, generally subject to completion of the separation and Mr. Sinclair’s continuous employment with Former Parent or its successors through his retirement on March 15, 2021. Mr. Sinclair earned this bonus in 2021 prior to his retirement.
Long-Term Equity Incentive Awards
2020 long-term equity incentive awards are intended to:
• reward the achievement of business objectives that the Former Parent Committee believed would benefit shareholders;
• align the interests of senior management with those of shareholders; and
• assist with retaining senior management to ensure continuity of leadership.
Beyond these objectives, the Former Parent Committee also considered market design practices, equity dilution, accounting expense, and other internal considerations when deciding on the structure and size of 2020 equity awards.

Award Type and Mix. Each year the Former Parent Committee granted equity awards to executive officers of our Former Parent; however, the award type and mix could change from time to time. In order to balance performance and retention incentives, the 2020 regular annual equity awards were made in the form of PSUs, stock options, and time-based restricted stock awards, consistent with 2019.
The graphic below depicts the 2020 equity award mix:

Equity Award	Objective	Provisions

Performance Share Units	•Focus participants on the fundamentals of growing the business and increasing the level of earnings over the long term. •One-year performance period helps ensure greater validity in our forecasts.
•Number of PSUs earned based on one-year company performance.
•Earned awards are subject to additional time-based vesting, with vesting generally occurring in three equal increments following the first, second, and third anniversaries of the grant.

Stock Options	•Aligns executives with shareholders, with the value of an award realized only if the stock price appreciates following the date of grant.	•Pro rata annual three-year vesting, with vesting generally occurring in three equal increments following the first, second, and third anniversaries of the grant.

Restricted Stock	•Addresses competitive concerns with a focus on retaining key executives needed to realize long-term performance objectives.	•Pro rata annual three-year vesting, with vesting generally occurring in three equal increments following the first, second, and third anniversaries of the grant.

Target Awards. Target awards for 2020 for our NEOs are shown below. The target levels for regular annual awards were generally unchanged from 2019 levels, except that Mr. Olsen’s target percentage was increased in connection with his promotion.

Named Executive Officer	2020 LTIP Target
Douglas A. Lindsay	$1,475,000
Steve Olsen	$550,000
C. Kelly Wall	$192,000
Rachel G. George[1]	N/A
Robert P. Sinclair	$175,000
(1) Hired in November 2020 and therefore not eligible for 2020 a long-term incentive award.
These award targets were set by the Former Parent Committee for Messrs. Lindsay and Sinclair after reviewing the general award levels across our Former Parent’s peer group and considering the responsibilities of each such NEO. Mr. Lindsay, in consultation with the Chief Executive Officer of our Former Parent, made determinations with respect to Mr. Olsen as an officer of the Aaron’s Business segment, when Mr. Olsen was not an executive officer of the Former Parent. The Chief Executive Officer of our Former Parent made determinations with respect to Mr. Wall's target award opportunity.
The dollar value of the target award levels for regular annual awards presented in the table above differ from the aggregate grant date fair values for our NEOs’ long-term incentive awards as reported in the 2020 Summary Compensation Table and the Grants of Plan-Based Awards in Fiscal Year 2020 table because the Former Parent determined the number of shares subject to each award based on its view of the appropriate value to assign to each award rather than the accounting expense that would be recognized by our Former Parent.
The LTI target awards that were granted to our NEOs pursuant to the 2020 program structure are set forth in the table below:

2020 Equity Awards
LTI Target Value

Named Executive Officer	Stock Options 25%	+	Restricted Stock 25%	+	PSUs 50%	=	2020 LTI Value Target
Douglas A. Lindsay	$368,750		$368,750		$737,500		$1,475,000
Steve Olsen	$137,500		$137,500		$275,000		$550,000
C. Kelly Wall	$48,000		$48,000		$96,000		$192,000
Rachel G. George[1]	N/A		N/A		N/A		N/A
Robert P. Sinclair	$43,750		$43,750		$87,500		$175,000
Shares Awarded (reflects shares of Former Parent at target)

Named Executive Officer	Stock Options 25%	+	Restricted Stock 25%	+	PSUs 50%	=	2020 LTI Shares at Target
Douglas A. Lindsay	24,420		8,640		17,280		50,340
Steve Olsen	9,180		3,240		6,450		18,870
C. Kelly Wall	3,210		1,140		2,250		6,600
Rachel G. George[1]	N/A		N/A		N/A		N/A
Robert P. Sinclair	2,910		1,050		2,070		6,030
(1) Hired in November 2020 and therefore not eligible for 2020 a long-term incentive award.

Performance Share Units Performance Measures and Weights. The metrics and weights for the PSUs granted in 2020 were as follows:

Former Parent Wall and Sinclair	Aaron's Business Lindsay and Olsen
60% Consolidated Adjusted Revenues	70% Aaron's Business Revenues
20% Consolidated Adjusted Pre-Tax Income	30% Aaron's Business Adjusted Pre-Tax Income
20% Consolidated Adjusted Return on Capital
The Former Parent Committee selected these measures to focus participants on growing the business and on sustaining and improving the quality of our Former Parent’s earnings, as well as to ensure no overlap in the incentive metrics utilized in the annual and long-term plan
In each case, the measures are specific to each entity, and where noted as “consolidated,” is referring to Former Parent. The measures are calculated as described under the heading "2020 Performance and Incentive Pay Outcomes."
Performance Goals and Results. The Former Parent Committee established goals for each of the performance measures in the PSU program, including a Threshold, Target, and Maximum performance goal that corresponded to a Threshold, Target, and Maximum number of shares that could be earned. The number of shares that could be earned ranged from 25% to 200% of Target. Payouts for results between these levels are interpolated, with scales that vary by business segment. If the results are less than threshold, then no shares would be earned.
The level of performance for 2020 for the PSU awards was determined by the Former Parent Committee in November 2020, immediately prior to the spin-off transaction, based on actual performance from January 2020 through October 2020 and an estimate of performance that would have been achieved in November and December if the separation had not occurred. Given the pending separation of the two businesses into new public entities prior to the end of the fiscal year, the Former Parent

Committee determined that attempting to calculate performance against pre-set annual targets after the separation would not be reasonable.
The following tables summarize the performance goals, performance results (adjusted as described above under the heading "2020 Performance and Incentive Pay Outcomes"), and related earning levels as a percent of target for each NEO:

Former Parent: Wall and Sinclair
($ Million)	Weight	Plan Performance Range					Actual Performance and Payout
Metric		Threshold	Target Zone[1]			Maximum	Estimated Year Ending 12/31/2020[2]	% of Target	Payout Calculation
Consolidated Adjusted Revenue	60%	$4,054	$4,246	-	$4,289	$4,481	$4,212	98.7%	92.6%
Consolidated Adj. Pre-Tax Income	20%	$331	$356	-	$363	$388	$460	128.0%	200.0%
Consolidated ROC	20%	10.8%	12.6%	-	12.9%	14.6%	19.3%	151.5%	200.0%
Payout		25%	100%			200%			135.6%

Aaron's Business: Lindsay and Olsen
($ Million)	Weight	Plan Performance Range					Actual Performance and Payout
Metric		Threshold	Target Zone[1]			Maximum	Estimated Year Ending 12/31/2020[2]	% of Target	Payout Calculation
Aaron's Business Revenue	70%	$1,496	$1,593	-	$1,641	$1,738	$1,743	107.8%	200.0%
Aaron's Business Adj. Pre-Tax Income	30%	$54	$60	-	$61	$67	$127	208.0%	200.0%
Payout		25%	100%			200%			200.0%

(1) If actual performance falls anywhere within this range then payout is at 100% of target.
(2) For the period beginning on January 1, 2020 and ending on October 31, 2020, actual Consolidated Adjusted Revenue, Consolidated Adjusted Pre-Tax Income, and the Consolidated ROC were all tracking at well above target performance levels for the full year. Actual Aaron’s Business Revenue and actual Aaron's Business Adjusted Pre-Tax Income were tracking above the maximum performance level for the full year during that period.

The PSUs earned by the NEOs based on 2020 performance will generally vest in three annual increments on March 7, 2021, 2022, and 2023.
Special Grant to Mr. Wall. In July 2020, the Former Parent granted Mr. Wall an additional award of restricted stock valued at $128,000 in connection with his promotion to the Interim Chief Financial Officer position with our Former Parent. The restricted stock award vests over a three-year period in equal annual installments beginning on March 7, 2021.
Changes for 2021
The Former Parent Committee approved changes to target awards for our NEOs in conjunction with the spin-off transaction. The levels shown below were adjusted to be effective for the 2021 fiscal year and had no impact on the NEOs’ 2020 long-term incentive awards.
Target awards for 2021 are shown below. We expect to disclose further information regarding these awards in our 2022 Proxy Statement.

Named Executive Officer	Fiscal Year 2021 LTIP Target
Douglas A. Lindsay	$3,550,000
Steve Olsen	$800,000
C. Kelly Wall	$500,000
Rachel G. George	$475,000
Robert P. Sinclair[1]	N/A

(1) Mr. Sinclair retired in March 2021.
Treatment of Outstanding Former Parent Equity Compensation in the Separation
In general, pursuant to the employee matters agreement entered into in connection with the separation, outstanding Former Parent equity awards held by the NEOs as of the separation were treated as described below.
•Vested and Unvested Stock Options. Except as described below, each outstanding vested and/or unvested stock option held by an NEO as of the separation was converted entirely into a stock option with respect to our common stock. In each case, the awards were converted or adjusted, as applicable, in a manner intended to preserve the aggregate value of the original corresponding Former Parent stock option. Each such converted or adjusted stock option is generally subject to the same terms and conditions that applied to the original corresponding Former Parent stock option, including vesting requirements. However, Mr. Sinclair’s outstanding Former Parent stock options were not converted into Company stock options.1
•Unvested Restricted Stock Awards and Performance Share Unit Awards Granted On or After January 1, 2020. Each outstanding unvested Former Parent restricted stock award and/or performance share unit award granted on or after January 1, 2020 held by an NEO was converted entirely into the same type of award (i.e., restricted stock award or performance share unit award) with respect to our common stock. In each case, the award was converted or adjusted, as applicable, in a manner intended to preserve the aggregate value of the original corresponding Former Parent restricted stock award or performance share unit award. Each converted or adjusted restricted stock award and performance share unit award is generally subject to the same terms and conditions that applied to the original corresponding award, including vesting requirements.
•Unvested Restricted Stock Awards and Performance Share Unit Awards Granted On or After January 1, 2018 but Prior to January 1, 2020. Unless otherwise elected by the NEO, each outstanding unvested Former Parent restricted stock award and/or performance share unit award granted on or after January 1, 2018 but before January 1, 2020 (“Pre-2020 Award”) held by an NEO was generally replaced with an award of the same type (i.e., restricted stock award or performance share unit) that relates to our common stock. In each case, the replacement or adjustment, as applicable, was completed in a manner intended to preserve the aggregate value of the original corresponding Pre-2020 Award, and the converted or adjusted awards are generally subject to the same terms and conditions that applied to the original corresponding awards.
NEOs, like other holders of Former Parent equity awards, had the opportunity to elect to retain their Pre-2020 Awards instead of having those awards converted to Company equity awards in their entirety. In the event of such an election, the participant would receive a Company equity award of the same type covering a number of Company shares equal to the number of shares of Company stock that would have been distributed in the separation with respect to the number of shares of Former Parent Company common stock subject to the participant’s applicable Pre-2020 Award. Of our NEOs, all elected to receive this treatment, and as a result, retained both Company and Former Parent equity awards in connection with the separation.
(1) Mr. Sinclair's Former Parent stock options were retained by Mr. Sinclair and adjusted in connection with the separation in a manner intended to preserve their aggregate value, as negotiated with the Former Parent prior to the separation based on his pending retirement.
Executive Compensation Policies
Stock Ownership Guidelines. The Company Committee, at its first meeting in early 2021, adopted stock ownership guidelines, requiring compliance within five years, to further align the interests of our senior executives with our shareholders. The table below summarizes the guidelines that apply to our executives. All of the continuing NEOs are currently in compliance with these guidelines.

Feature	Provision

Required levels	5x base salary: Chief Executive Officer 2x base salary: Chief Financial Officer, President, and EVP, General Counsel & Chief Corporate Affairs Officer

Shares counted toward guidelines	Stock owned outright Shares held in retirement accounts Unvested time-based RSUs and RSAs Earned but unvested PSUs "In the money" value of vested but unexercised stock options
Clawback Policy. The Company has adopted a policy that provides that annual incentive and equity awards to our executive officers may be recouped if we restate our consolidated financial statements. Under this policy, covered employees including our NEOs may be required to repay to the Company the difference between the amount of incentives and awards received and the amount that would have been payable under the restated financial statements.
Securities Trading Policy. As part of our Insider Trading Policy, all of our officers and directors are prohibited from trading any interest or position relating to the future price of our securities. These prohibited transactions include trading in puts, calls, short sales, or hedging transactions, but do not generally prohibit other purchases and sales of our common stock made in compliance with the limitations contained in our Insider Trading Policy. Pledging of Company securities is prohibited under our Insider Trading Policy.
Tally Sheets. The Former Parent Committee reviewed tally sheets for select executives. These tally sheets provide a comprehensive view of target, actual, and contingent executive compensation payouts under a variety of termination and performance scenarios. The tally sheets allowed the Former Parent Committee to understand the cumulative effect of prior pay decisions and stock performance, as well as the retentive ability of existing LTIs, severance, and change-in-control arrangements. The tally sheets were intended to facilitate the Former Parent Committee’s understanding of the nature and amounts of total compensation under our executive compensation program and to assist the Former Parent Committee in its overall evaluation of the compensation program.
Executive Benefits and Perquisites
Our Former Parent’s executive compensation program (prior to the separation) and our executive compensation program (following the separation) also provides or provided certain benefits and perquisites to our NEOs. The value of these benefits and perquisites represents a small portion of an NEO’s overall total compensation opportunity and did not materially influence the Committees’ decisions with respect to the salary and incentive elements of the compensation of our NEOs. The Company Committee expects to periodically review the perquisites and other personal benefits that we provide to senior management to ensure they remain in the best interests of the Company and its shareholders.
Healthcare Benefits. Our NEOs receive a full range of standard benefits, including the medical, dental, vision, life and voluntary disability coverage available to our employees generally.
Retirement Plans. Our NEOs participate on the same basis as other employees in our 401(k) retirement plan, which we refer to as the 401(k) Plan, for all full-time employees. Employees with at least one year of service who meet certain eligibility requirements are eligible for a Company match.
Our 401(k) Plan uses a safe harbor formula that allows employees to contribute up to 75% of their annual compensation with 100% matching by the Company on the first 3% of compensation and an additional 50% match on the next 2% of compensation. All matching by the Company is immediately vested under the Company’s 401(k) Plan and any prior contributions will continue to vest under the preceding vesting schedule that applied under the Former Parent’s 401(k) retirement plan.
Under the Company’s Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan,” a select group of management or highly compensated employees are eligible to elect to defer up to 75% of their base salary and up to 75% of their annual bonus on a pre-tax basis. Should they so elect, the Company will make discretionary matching contributions under the same formula that applies for our 401(k) Plan, with the benefit not exceeding the 401(k) Plan statutory limit.
Perquisites. Our NEOs may use company aircraft from time to time for non-business use. Incremental operating costs associated with such personal use is paid by the Company (or, prior to the Separation, by our Former Parent). The amount of income attributed to each NEO for income tax purposes from personal aircraft use is determined by the Standard Industry Fare Level method, and the executives are responsible for paying the tax on this income. The aggregate incremental cost of such use by each NEO, if any, is included under the “All Other Compensation” column of “Executive Compensation - 2020 Summary Compensation Table.”
Employment Agreements and Other Post-Termination Protections
To attract and retain talented executives, we recognize the need to provide protection to our executives in the event of certain termination situations. The highly competitive nature of the relevant market for key leadership positions means we may be at a competitive disadvantage in trying to retain our current leaders, or hire executives from outside the Company, if we are not able to offer them the type of protections typically found in the market.
Accordingly, we are party to a severance and change in control agreement with Mr. Lindsay that details the benefits he would receive in the event his employment is terminated under various scenarios. In anticipation of the spin-off transaction, the Former Parent entered into a severance and change in control agreement with Mr. Wall (to which we are currently a party) when he was named Interim Chief Financial Officer of the Former Parent that detailed the benefits he would receive in the event his employment was terminated under various scenarios. Our other NEOs are covered by our severance plan, which is intended to provide certain benefits in the event employment is terminated other than for cause, disability or death. The severance and change-in-control agreements and the severance plan aid us in retaining key leaders who are critical to the ongoing stability of our business, foster objectivity across the participants should they be asked to evaluate proposals that may result in the loss of their employment, and provide important protections to us in terms of confidential information and competitive matters that could arise after their employment is terminated. We have not entered into any employment agreements with our NEOs.
The specific details of the severance and change in control agreements and our severance plan are described later in this Proxy Statement, in the section titled “Executive Compensation-Potential Payments Upon Termination or Change in Control.”
Tax Effects of Compensation
Under Section 162(m) of the Internal Revenue Code, compensation paid to certain executive officers (and, beginning in 2018, certain former executive officers) in excess of $1 million is not tax deductible. The Company Committee believes that the tax deduction limitation should not be permitted to compromise the Company’s ability to design and maintain executive compensation arrangements that will attract and retain the executive talent to compete successfully. Accordingly, achieving the desired flexibility in the design and delivery of compensation may result in compensation that in certain cases is not deductible for federal income tax purposes.
Risk Assessment in Compensation Programs
We believe our compensation programs encourage and reward prudent business judgment without encouraging undue risk. The Company Committee reviews our compensation programs for features that might encourage inappropriate risk-taking. We believe our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.
Consideration of Shareholder Advisory Vote. This Compensation Discussion and Analysis will be subject to an advisory say-on-pay vote at the Annual Meeting, and we will also conduct an advisory say-on-frequency vote at the Annual Meeting. Our Board and the Company Committee value the benefits of maintaining a dialogue with our shareholders and understanding their views. Although the say-on-pay vote is non-binding, the Company Committee intends to consider the outcomes of future say-on-pay votes when making future compensation decisions for our NEOs and will consider adjustments to support our strategies and to remain market competitive.

THE COMPENSATION COMMITTEE REPORT

The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors and available through the Company's website, https://investor.aarons.com under "Corporate Governance"—"Highlights". The Compensation Committee is comprised of three independent members of the board as defined under the listing standards of the New York Stock Exchange and under the committee's charter. The Compensation Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to executive and director compensation.
In keeping with its responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section included in this Form 10-K/A. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in the Proxy Statement for the 2021 Annual Meeting of Shareholders and incorporated into the Annual Report on Form 10-K/A.
This report is respectfully submitted by the Compensation Committee of the Board of Directors.

Walter G. Ehmer (Chair)
Kelly H. Barrett
Hubert L. Harris, Jr.

2020 Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation earned by, or awarded to, our named executive officers in 2020. Amounts for 2020 reflect compensation paid to our NEOs by Former Parent prior to the separation and distribution transaction and by us after the separation and distribution.

Name and Principal Position	Year	Salary ($)(1)	Bonus(8),(9) ($)	Stock Awards(2)($)	Option Awards(3)($)	Non-Equity Incentive Plan Compensation(4)($)	All Other Compensation(5)($)		Total ($)
Douglas A. Lindsay	2020	624,425	—	1,506,953	1,430,671	1,184,800	25,199	(6),(7)	4,772,048
Chief Executive Officer	2019	600,000	—	1,014,250	340,866	542,800	12,010		2,509,926
	2018	584,615	—	1,015,145	375,127	610,100	25,418		2,610,405
Steve Olsen	2020	547,115	—	625,947	306,312	743,400	22,800	(6),(7)	2,245,574
President	2019	450,000	—	204,800	68,173	183,200	30,563		936,736
C. Kelly Wall	2020	393,395	250,000	364,684	156,209	382,300	22,800	(6),(7)	1,569,388
Chief Financial Officer	2019	300,000	—	136,534	45,841	130,700	22,850		635,925
Rachel George	2020	45,673	200,000	—	—	—	—		245,673
General Counsel, Corporate Secretary and Chief Corporate Affairs Officer
Robert Sinclair	2020	350,000	—	166,276	35,124	226,600	25,920	(6),(10)	803,920
Controller and Chief Accounting Officer
(1)Amounts reported reflect the NEO’s annual salary earned during the fiscal year paid by our Former Parent prior to the spin-off and by the Company after the spin-off.
(2)Amounts in this column include the aggregate grant date fair value of awards of time-based restricted stock awards ("RSAs") and performance share units ("PSUs") as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") Topic 718. These awards were granted by our Former Parent with respect to the Former Parent's common stock prior to the separation and converted into Company awards in connection with the separation and distribution as described in the "Treatment of Outstanding Former Parent Equity Compensation in the Separation" section of the Compensation Discussion and Analysis above. See Note 12 to the Company’s consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of the assumptions used in calculating these amounts. For the time-based RSAs, the grant date fair value is calculated using the closing stock price of our Former Parent's common stock on the date of grant. For the PSUs, the grant date fair value is also based on the closing stock price of our Former Parent's common stock on the date of grant, multiplied by a number of shares that is based on the targeted attainment level, which represents the probable outcome of the performance condition on the date of grant. The amounts do not reflect the value actually realized or that may ultimately be realized by our named executive officers. Assuming the highest performance conditions for the PSU awards granted in 2020 are achieved, the grant date fair value of the 2020 PSU awards would be: for Mr. Lindsay, $1,201,651; for Mr. Wall, $192,150; for Mr. Olsen, $550,830; and for Mr. Sinclair, $143,948. Amounts in this column also include the aggregate incremental fair value associated with the modifications to the NEOs' outstanding Former Parent stock awards in connection with the separation and distribution, computed as of the modification date (November 30, 2020) in accordance with FASB ASC Topic 718.
(3)Amounts in this column include the grant date fair value of awards of stock options as calculated in accordance with Financial Accounting Standards Board Codification Topic 718. These stock options were granted by our Former Parent with respect to the Former Parent’s common stock prior to the separation and (other than with respect to Mr. Sinclair) generally converted into Company awards in connection with the separation and distribution as described in the "Treatment of Outstanding Former Parent Equity Compensation in the Separation" section of the Compensation Discussion and Analysis above. The Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates, and expected dividend yields. See Note 12 to the Company’s consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of the assumptions used in calculating these amounts. Amounts in this column also include the aggregate incremental fair value associated with the modifications to the NEOs' outstanding Former Parent option awards in connection with the separation and distribution, computed as of the modification date (November 30, 2020) in accordance with FASB ASC Topic 718.
(4)Reflects the value of the annual cash incentive award earned under the annual cash incentive award program.
(5)We provide a limited number of perquisites to our named executive officers and value those perquisites based on their aggregate incremental cost to our Former Parent or the Company, as applicable. We calculated the incremental cost of company aircraft use based on the average variable operating costs to our Former Parent or the Company, as applicable. Variable operating costs include fuel costs, maintenance fees, positioning costs, catering costs, landing/ramp fees, and the amount, if any, of disallowed tax deductions associated with the personal use of company aircraft. The total annual variable operating costs are divided by the annual number of flight hours flown by the aircraft to derive an average variable cost per flight hour. This average variable cost per flight hour is then multiplied by the flight hours flown for personal use to derive the incremental cost. This method excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries and benefits and hangar expenses. Aggregate incremental cost, if any, of travel by the executive’s family or other guests when accompanying the executive is also included.
(6)Amounts in this column include matching contributions in the amount of $11,400 made to Mr. Lindsay’s, Mr. Wall’s, Mr. Olsen’s or Mr. Sinclair's account, as applicable, in the Company’s 401(k) plan.
(7)Amounts in this column also include matching contributions in the amount of $11,400 made to Mr. Lindsay's, Mr. Wall's or Mr. Olsen's account, as applicable, as part of our Former Parent's nonqualified deferred compensation plan. These amounts are also included in the 2020 Nonqualified Deferred Compensation table below.
(8)For Mr. Wall, reflects a $250,000 discretionary cash bonus paid to him during 2020 as described in the "Bonus Compensation" section of the Compensation Discussion & Analysis above.
(9)For Ms. George, reflects a $200,000 sign-on bonus paid to her during 2020 as described in the "Bonus Compensation" section of the Compensation Discussion & Analysis above. Note that Ms. George was not eligible for non-equity or equity incentive compensation during 2020.
(10)Includes a Rolex watch with a cost to the Company of $13,000 awarded to Mr. Sinclair for thirty years of service.

Grants of Plan-Based Awards in Fiscal Year 2020
The following table sets forth information regarding non-equity incentive plan awards, stock options awards, restricted stock and performance share units initially granted by our Former Parent to our named executive officers during 2020 prior to the separation, which (other than with respect to Mr. Sinclair's stock option award) were subsequently converted into Company awards in connection with the separation and distribution as described in the "Treatment of Outstanding Former Parent Equity Compensation in the Separation" section of the Compensation Discussion and Analysis above. The following table also sets forth information regarding the incremental accounting value associated with the modification of the NEOs' outstanding Former Parent equity awards in connection with the separation and distribution. The Company did not grant any other awards to the NEOs in 2020. All equity award amounts presented below reflect the number of shares of Former Parent common stock underlying the awards at grant, and option exercise prices reflect the original exercise prices associated with Former Parent stock options.

Name	Grant Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	All Other Option Awards: Number of Securities Under- lying Options(4)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(5) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas A. Lindsay		160,000	640,000	1,185,000
	3/6/2020				4,320	17,280	34,560					600,826
	3/6/2020							8,640				300,413
	3/6/2020								24,420		34.77	294,749
	11/30/2020(6)											605,714
	11/30/2020(7)											1,135,922
Steve Olsen		100,000	402,000	743,000
	2/25/2020				1,613	6,450	12,900					275,415
	2/25/2020							3,240				138,348
	2/25/2020								9,180		42.70	138,802
	11/30/2020(6)											212,184
	11/30/2020(7)											167,510
C. Kelly Wall		52,000	207,000	382,000
	2/25/2020				563	2,250	4,500					96,075
	2/25/2020							1,140				48,678
	2/25/2020								3,210		42.70	48,535
	7/31/2020							2,454				128,050
	11/30/2020(6)											91,881
	11/30/2020(7)											107,674
Rachel George(8)		—	—	—	—	—	—	—	—		—	—
Robert Sinclair		31,000	123,000	227,000
	3/6/2020				518	2,070	4,140					71,974
	3/6/2020							1,050				36,509
	3/6/2020								2,910	(9)	34.77	35,124
	11/30/2020(6)											57,793

(1)For the NEOs, represents the amounts that could be earned under the annual cash incentive award program based on performance against pre-determined goals for Adjusted EBITDA and compliance, measured on a Company-wide basis or for Aaron's Business, based on each executive’s organizational level. The amounts actually earned are included in the “Non-Equity Incentive Plan Compensation” column of the 2020 Summary Compensation Table.
(2)Represents the PSUs granted to our NEOs in 2020 by Former Parent prior to the separation and distribution which were subsequently converted into PSUs with respect to the Company's common stock as part of the separation and distribution. For all named executive officers who received awards, the threshold number of shares represents 25% of target, and the maximum number of shares represents 200% of target. Any awards earned vest in three approximately equal increments over a three-year period on March 7, 2021, 2022 and 2023. Based on financial performance for the year as determined by the Former Parent Committee immediately prior to the separation, PSUs were earned under the 2020 program at 135.6% of target for Messrs. Wall and Sinclair and, at 200% of target for Messrs. Lindsay and Olsen. As a result of such determination, the named executive officers received in substitution for their 2020 Former Parent PSU awards the following earned PSUs with respect to the Company’s common stock (subject to three-year service-based vesting as described above) in connection with the separation: for Mr. Lindsay, 119,538 earned PSUs; for Mr. Olsen, 44,618 earned PSUs; for Mr. Wall, 10,551 earned PSUs; and for Mr. Sinclair, 9,707 earned PSUs.
(3)Represents the time-based RSAs granted to our NEOs in 2020 by Former Parent prior to the separation and distribution, which were subsequently converted into restricted stock of the Company as part of the separation and distribution, that are expected to vest in three approximately equal increments over a three-year period on each of March 7, 2021, 2022 and 2023. As a result of such conversion, the named executive officers received Company restricted stock in substitution for their 2020 Former Parent restricted stock awards in the following amounts: for Mr. Lindsay, 29,884 shares of restricted stock; for Mr. Olsen, 11,206 shares of restricted stock; for Mr. Wall, 12,431 shares of restricted stock; and for Mr. Sinclair, 3,631 shares of restricted stock.
(4)Represents stock options granted to our NEOs in 2020 by Former Parent prior to the separation and distribution, of which all (except as described in footnote 7 for Mr. Sinclair) were subsequently converted into stock options of the Company as part of the separation and distribution, that are expected to vest in three approximately equal increments over a three-year period on each of March 7, 2021, 2022 and 2023. As a result of such conversion, the named executive officers received stock options with respect to the Company’s common stock in substitution for their 2020 Former Parent stock option awards in the following amounts: for Mr. Lindsay, 84,466 stock options with an exercise price of $10.06; for Mr. Olsen, 31,752 stock options with an exercise price of $12.35; and for Mr. Wall, 11,103 stock options with an exercise price of $12.35.

(5)Represents the aggregate grant date fair value of awards calculated in accordance with FASB ASC Topic 718. See Note 12 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the assumptions used in calculating these amounts.
(6)Amounts represent the incremental fair value related to the modifications of the NEOs' outstanding Former Parent stock awards in connection with the separation and distribution, as further described in the "Treatment of Outstanding Former Parent Equity Compensation in the Separation" section of the Compensation Discussion and Analysis above and in the narrative following the Outstanding Equity Awards at 2020 Fiscal Year-End table below.
(7)Amounts represent the incremental fair value related to the modifications of the NEOs' outstanding Former Parent option awards in connection with the separation and distribution, as further described in the "Treatment of Outstanding Former Parent Equity Compensation in the Separation" section of the Compensation Discussion and Analysis above and in the narrative following the Outstanding Equity Awards at 2020 Fiscal Year-End table below.
(8)Ms. George was not eligible for non-equity or equity incentive compensation during 2020.
(9)Mr. Sinclair retained the stock options granted to him in 2020 by Former Parent prior to the separation and distribution and did not receive a Company stock option in substitution for such stock options.
The Aaron’s Company, Inc. 2020 Equity and Incentive Plan
General. The purpose of The Aaron’s Company, Inc. 2020 Equity and Incentive Plan, or “the 2020 Plan,” which was approved by the Company’s Board of Directors and Aaron’s Holdings Company, Inc. (at the time, the Company's sole shareholder), on November 11, 2020, is to promote the long-term growth and profitability of the Company and its subsidiaries by (i) providing certain employees, directors, consultants, advisors and other persons who perform services for the Company and its subsidiaries with incentives to maximize shareholder value and otherwise contribute to the success of the Company, and (ii) enabling the Company to attract, retain and reward outstanding individuals to serve as directors, officers and employees.
    Administration of the 2020 Equity and Incentive Plan. The Board of Directors may appoint the Company Committee or such other committee consisting of two or more members (in each case, the “Committee”) to administer the 2020 Plan, and the Board of Directors has currently designated the Company Committee to serve this function. The Committee has the right, subject to the terms of the 2020 Plan, to select the persons who receive awards under the 2020 Plan, to set the terms and conditions of such awards (including the term, exercise price, vesting conditions, and the consequences of termination of employment), and to interpret and administer the 2020 Plan. Subject to the express provisions of the 2020 Plan, the Committee is authorized and empowered to do all things that the Committee in its discretion determines to be necessary or appropriate in connection with the administration and operation of the Plan.
    Types of Awards. The 2020 Plan permits grants of non-qualified stock options (“NQSOs”), incentive stock options (“ISOs”), stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs,") performance share units, performance units, annual incentive awards and other stock-based awards to eligible participants. ISOs may only be granted to employees of the Company or its subsidiaries.
    Shares Available for Issuance. The aggregate number of shares available for issuance pursuant to awards granted under the 2020 Plan is 3,300,000 shares (the “Share Pool”), subject to adjustment as described in the 2020 Plan. As of April 23, 2021, there are no available shares remaining for awards under the 2020 Plan. As of such date, most of the shares subject to awards under the 2020 Plan were pursuant to awards under the 2020 Plan made as adjustments to, in substitution for, or in accordance with awards that had been granted to certain employee and directors of the Company, Former Parent or their subsidiaries prior to the separation. The shares issued by the Company under the 2020 Plan will be authorized but unissued shares or shares currently held (or subsequently acquired) as treasury shares, including shares purchased on the open market or in private transactions.
If shares subject to awards under the 2020 Plan are not issued, or are returned to the Company, including as a result of a forfeiture of restricted stock or an RSU, or the termination, expiration or cancellation of an NQSO, ISO, SAR, RSA, RSU, performance share, performance unit or other stock-based award under the 2020 Plan, or the settlement of an award in cash in lieu of shares, that number of shares will be added back to the Share Pool. If the exercise price of an option, or the purchase price and/or tax withholding obligation under any award is satisfied by the Company retaining shares or by the participant tendering shares (either by actual delivery or attestation), the number of shares so retained or tendered will be deemed delivered for purposes of determining the Share Pool and will not be available for further awards under the 2020 Plan. To the extent a SAR is settled in shares of common stock, the gross number of shares subject to such SAR shall be deemed delivered for purposes of determining the Share Pool and shall not be available for further awards under the 2020 Plan. Shares reacquired by the Company on the open market or otherwise using cash proceeds from the exercise of options will not be added back to the Share Pool.
    Amendment and Termination. The Board of Directors or the Committee may amend or terminate the 2020 Plan in whole or in part at any time, but the amendment or termination cannot materially adversely affect any rights or obligations with respect to an award previously granted without the affected participant's written consent, unless otherwise required by law. The Company must obtain the approval of the shareholders before amending the 2020 Plan to the extent required by Section 422 of the Code or the rules of the NYSE or other applicable law.
    The Committee may amend an outstanding award agreement in a manner not inconsistent with the terms of the 2020 Plan, but the amendment will generally not be effective without the participant's written consent if the amendment is materially adverse to the participant. The Committee cannot amend outstanding awards, without shareholder approval, to reduce the exercise price of outstanding awards, or cancel outstanding options or SARs in exchange for cash, another award or stock option or SAR with an option exercise price or SAR price that is less than the option exercise price or SAR price of the original stock option or SAR.
The Aaron’s Company, Inc. Employee Stock Purchase Plan
General. The purpose of The Aaron's Company, Inc. Employee Stock Purchase Plan (the "2020 ESPP"), which was approved by the Company's Board of Directors and Aaron's Holdings Company, Inc. (at the time, the Company's sole shareholder), on November 11, 2020, is to encourage ownership of the Company's common stock by eligible employees. Specifically, the ESPP provides eligible employees of the Company and certain of the Company's subsidiaries an opportunity to use payroll deductions to purchase shares of our common stock on periodic purchase dates at a discount. The Company Committee believes that the ESPP is a valued benefit for our eligible employee base. We believe that allowing employees to purchase shares of our common stock through the ESPP motivates high levels of performance and provides an effective means of encouraging employee commitment to our success and recruiting new employees. We expect that employee participation in the ownership of the business through the ESPP will be to the mutual benefit of both our employees and the Company. Our Board of Directors or the Company Committee may amend, suspend or terminate the ESPP at any time. However, no amendment may increase the number of shares of common stock available under the ESPP, change the employees eligible to participate, or cause the ESPP to cease to be an “employee stock purchase plan” within the meaning of Section 423 of the Code, without obtaining shareholder approval within 12 months before or after such amendment. The 2020 ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code.
Administration. The ESPP is administered by the Company Committee, although the Company Committee may, where permitted by the terms of the ESPP and applicable law, delegate administrative tasks under the ESPP to the services of an agent and/or the Company's employees to assist with the administration of the ESPP. Subject to the provisions of the ESPP and applicable law, the Company Committee or its delegate will have full and exclusive authority to interpret the terms of the ESPP and determine eligibility to participate in the ESPP. In general, the ESPP will be administered in such a manner so as to comply with applicable requirements of Section 423 of the Code. All determinations of the Company Committee are final and binding on all persons having an interest in the ESPP.
Offering Period, Purchase of Shares. Under the ESPP, participants have the ability to purchase shares of our common stock at a discount during a series of successive offering periods, which will commence and end on such dates as determined by the Company Committee or its delegate. Unless otherwise determined by the Company Committee or its delegate, each offering period will be six months in length. However, in no event may an offering period be longer than 27 months in length. Historically, and until the separation and distribution was completed on November 30, 2020, the Company's employees participated in the Aaron's, Inc. Employee Stock Purchase Plan. The final offering period for the year ended December 31, 2020 was modified to accelerate the purchase date for our employees to be November 13, 2020, prior to the completion of the spin-off. The first offering period under the 2020 ESPP began on January 1, 2021.
Shares Available for Issuance. The maximum number of shares of our common stock authorized for sale under the ESPP is 200,000. The shares made available for sale under the ESPP may be authorized but unissued shares, treasury shares, reacquired shares reserved for issuance under the ESPP, or shares acquired on the open market. As of December 31, 2020, the aggregate number of shares of common stock that may be issued under the ESPP was 200,000.
Individual Executive Agreements and Pay Mix
For information regarding the individual agreements we have entered into with certain of our NEOs, see the section titled "Potential Payments Upon Termination or Change in Control" below. For information regarding the amount of salary and annual incentive compensation in proportion to total compensation, see the section of the Compensation Discussion and Analysis titled "Components of the Executive Compensation Program."
Outstanding Equity Awards at 2020 Fiscal Year-End
The following table provides information on outstanding stock option and stock awards with respect to the Company's common stock held by the named executive officers, including both unexercised and unvested awards, as of December 31, 2020, after giving effect to the November 30, 2020 adjustments made in connection with the separation and distribution. The market value of the stock awards is based upon the closing market price for the Company’s common stock as of December 31, 2020, which was $18.96.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Douglas A. Lindsay
	63,597		—		6.55	2/1/2026	—		—	—	—
	48,969		—		7.86	2/24/2027	—		—	—	—
	52,298	(2)	26,149	(2)	13.67	3/2/2028	—		—	—	—
	20,061	(3)	40,123	(3)	15.67	2/21/2029	—		—	—	—
	—		84,466	(4)	10.06	3/6/2030	—		—	—	—
	—		—		—	—	1,195	(5)	22,657	—	—
	—		—		—	—	2,080	(6)	39,437	—	—
	—		—		—	—	29,884	(7)	566,601	—	—
	—		—		—	—	2,409	(9)	45,675	—	—
	—		—		—	—	3,248	(10)	61,582	—	—
	—		—		—	—	119,538	(11)	2,266,440	—	—
Steve Olsen
	—		5,257	(12)	13.67	3/2/2028	—		—	—	—
	4,012	(3)	8,024	(3)	15.67	2/21/2029	—		—	—	—
	—		31,752	(4)	12.35	2/25/2030	—		—	—	—
	—		—		—	—	240	(5)	4,550	—	—
	—		—		—	—	420	(6)	7,963	—	—
	—		—		—	—	11,205	(7)	212,447	—	—
	—		—		—	—	485	(9)	9,196	—	—
	—		—		—	—	656	(10)	12,438	—	—
	—		—		—	—	44,619	(11)	845,976	—	—
C. Kelly Wall
	5,879		—		7.86	2/24/2017	—		—	—	—
	3,493	(2)	3,493	(2)	13.67	3/2/2018	—		—	—	—
	2,698	(3)	5,395	(3)	15.67	2/21/2019	—		—	—	—
	—		11,103	(4)	12.35	2/25/2030	—		—	—	—
	—		—		—	—	160	(5)	3,034	—	—
	—		—		—	—	280	(6)	5,309	—	—
	—		—		—	—	3,943	(7)	74,759	—	—
	—		—		—	—	8,488	(7)	160,932	—	—
	—		—		—	—	317	(9)	6,010	—	—
	—		—		—	—	499	(10)	9,461	—	—
	—		—		—	—	10,552	(11)	200,066	—	—
Rachel George(13)
	—		—		—
							—		—	—	—
Robert Sinclair
	—	(14)	—	(14)	—		—		—	—	—
	—		—		—	—	155	(5)	2,939	—	—
	—		—		—	—	270	(6)	5,119	—	—
	—		—		—	—	3,631	(7)	68,844	—	—
	—		—		—	—	307	(9)	5,821	—	—
	—		—		—	—	482	(10)	9,139	—	—
	—		—		—	—	9,707	(11)	184,045	—	—
(1)Reflects award value based on a share price of $18.96, the closing price of our common stock on December 31, 2020.
(2)These options vest in three equal increments on each of March 7, 2019, 2020 and 2021
(3)These options vest in three equal increments on each of March 7, 2020, 2021 and 2022.
(4)These options vest in three equal increments on each of March 7, 2021, 2022 and 2023.
(5)These RSAs vested on March 7, 2021.
(6)One half of these RSAs vested on March 7, 2021 and the remaining one-half are expected to vest on March 7, 2022.
(7)These RSAs vest in three equal increments on each of March 7, 2021, 2022 and 2023.

(8)Column would reflect any PSUs that at grant date were subject to meeting specific performance goals and service periods but were unearned as of the end of the year. In conjunction with the separation and distribution, achievement with respect to the performance goals for the PSUs that were granted during 2020 was determined prior to December 31, 2020, resulting in no PSUs with unearned performance goals as of the end of the period.
(9)Amounts shown reflect earned PSUs that vested on March 7, 2021.
(10)Amounts shown reflect earned PSUs, one half of which vested on March 7, 2021 and the remaining one-half are expected to vest on March 7, 2022.
(11)Amounts shown reflect earned PSUs that vest in three equal increments on each of March 7, 2021, 2022 and 2023.
(12)These options vested on March 7, 2021.
(13)Ms. George was hired in November 2020 and did not receive an annual grant during the year ended December 31, 2020.
(14)In connection with the separation and distribution, Mr. Sinclair's exercisable and unexercisable Former Parent stock options were retained by Mr. Sinclair and adjusted in connection with the separation in a manner intended to preserve their aggregate value, and therefore Mr. Sinclair did not hold any stock options of the Company as of December 31, 2020. Mr. Sinclair's outstanding equity awards that were unvested at the time of his retirement on March 15, 2021 were forfeited on that date (and he has 60 days following his retirement to exercise any vested stock options).

Each of the outstanding option awards set forth in the table above for the NEOs other than Ms. George and Mr. Sinclair represent options to purchase shares of the Company’s common stock received by the NEOs as a result of the adjustment and conversion of stock options covering Former Parent’s common stock in connection with separation, as further described in the Compensation Discussion and Analysis under the heading “Treatment of Outstanding Former Parent Equity Compensation in the Separation.” As further described under such heading, Mr. Sinclair retained his Former Parent stock options and did not receive Company stock options in the separation. As of December 31, 2020, Mr. Sinclair held: stock options granted on March 2, 2018 covering 1,062 shares of the Former Parent’s common stock with an exercise price of $43.59 per share that vested on March 7, 2021; stock options granted on February 21, 2019 covering 2,469 shares of the Former Parent’s common stock with an exercise price of $49.97 per share, one-half of which vested on March 7, 2021 and the remaining one-half of which is expected to vest on March 7, 2022; stock options granted on March 6, 2020 covering 3,155 shares of the Former Parent’s common stock with an exercise price of $32.07 per share, which vest in three equal increments on each of March 7, 2021, 2022 and 2023.
Each of the outstanding stock awards set forth in the table above that is denoted with a reference to footnote 7 or 11 represents a restricted stock award or PSU award, as applicable, with respect to the Company’s common stock received by the applicable NEO as a result of the adjustment and conversion of an award of the same type covering our Former Parent’s common stock granted on or after January 1, 2020 in connection with the separation.
With respect to all other restricted stock awards and PSU awards set forth in the table above, our NEOs retained Former Parent stock awards of the same type as a result of the separation. For each such outstanding stock award set forth in the table above, the named executive officers retained a corresponding Former Parent stock award subject to substantially the same terms (including vesting terms) as the Former Parent stock award to which it relates, but covering twice as many Former Parent shares as reflected in the table above. The market value of those Former Parent stock awards as of December 31, 2020 was $53.87 per share. For example, regarding Mr. Lindsay’s February 21, 2019 Company restricted stock award covering 2,080 Company shares with a December 31, 2020 market value of $39,437, in connection with the separation Mr. Lindsay retained a Former Parent restricted stock award covering 4,160 Former Parent shares, which award has a December 31, 2020 market value of $224,099.
Options Exercises and Stock Vested in Fiscal Year 2020
The following table sets forth information regarding stock option exercises and the vesting of stock awards during 2020 with respect to Former Parent awards granted to certain of our NEOs prior to the separation and distribution. There were no option exercises or vesting of stock awards impacting our NEOs following the separation and distribution through December 31, 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Douglas A. Lindsay	—	—	18,593	618,379
Steve Olsen	5,450	95,517	5,625	181,202
C. Kelly Wall	—	—	3,851	124,072
Rachel George	—	—	—	—
Robert Sinclair	3,500	69,755	3,579	115,607

(1)Reflects the value of options exercised based on the difference between the closing price of Former Parent's common stock on the day of exercise and the applicable exercise price.
(2)Reflects the value of shares that vested based on the closing price of Former Parent common stock on the applicable vesting date.

2020 Pension Benefits
We do not provide defined benefit pension plans for our named executive officers.
2020 Nonqualified Deferred Compensation
    The Company maintains The Aaron's Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"), which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. Prior to the separation and distribution date, eligible employees participated in the Former Parent's Deferred Compensation Plan. Following the separation and distribution, the rights and obligations of the plan related to the Company's employees were transferred from Former Parent to the Company pursuant to the employee matters agreement entered into in connection with the separation. On a pre-tax basis, eligible employees can defer receipt of up to 75% of their base compensation and up to 75% of their incentive pay compensation, and eligible non-employee directors can defer receipt of up to 100% of their cash director fees.
    Compensation deferred under the Deferred Compensation Plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated and combined balance sheets. The deferred compensation plan liability was $10.5 million and $11.0 million as of December 31, 2020 and 2019, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan primarily with Company-owned life insurance policies. The value of the assets within the rabbi trust, which is primarily the cash surrender value of the life insurance, was $16.1 million and $14.4 million as of December 31, 2020 and 2019, respectively, and is included in prepaid expenses and other assets in the consolidated and combined balance sheets. The Company recorded gains related primarily to changes in the cash surrender value of the life insurance plans of $1.7 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively, and recorded losses of $1.2 million during the year ended December 31, 2018, which were recorded within other non-operating income (expense), net in the consolidated and combined statements of earnings.
    The terms of the Deferred Compensation Plan include a discretionary match. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,400 for an individual employee for 2020 and is subject to a three-year cliff vesting schedule. Deferred compensation expense charged to operations for the matching contributions was not significant during the periods presented herein.
The following table provides information on accounts of and compensation deferred by our named executive officers pursuant to the Deferred Compensation Plan.

Name	Executive Contributions in 2020 ($) (2)	Registrant Contributions in 2020 ($) (3)(6)	Aggregate Earnings in Last Fiscal Year ($) (4)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at December 31, 2020 ($) (5)
Douglas A. Lindsay	$91,511	$11,400	$20,862	$—	$205,140
Steve Olsen	43,050	22,400	14,342	—	111,731
C. Kelly Wall	55,300	22,600	18,954	—	147,792
Rachel George(1)	—	—	—	—	—
Robert Sinclair(1)	—	—	—	—	—
(1)Ms. George and Mr. Sinclair do not participate in the Deferred Compensation Plan.
(2)Amounts in this column are included as “Salary” or “Non-Equity Incentive Plan Compensation” in the 2020 Summary Compensation Table.
(3)Company discretionary match is calculated and allocated in Q1 of 2021 based on contributions made in 2020. Also included in the "All Other Compensation" column of the 2020 Summary Compensation Table.
(4)Amounts in this column are not included in the 2020 Summary Compensation Table because the NEOs did not receive above-market or preferential earnings on amounts in their Deferred Compensation Plan accounts for 2020.
(5)Amounts in this column include the following amounts that were reported in our Summary Compensation Table for prior fiscal years: for Mr. Olsen, $7,328; and for Mr. Wall, $11,200.
(6)In addition to amounts earned in 2020, amounts include, for Messrs. Olsen and Wall, contributions earned in 2019 that were paid in 2020 and therefore not included in the "All Other Compensation" column of the 2020 Summary Compensation Table for 2020.

Potential Payments Upon Termination or Change in Control
Severance Plan. The Company Committee has adopted an Executive Severance Pay Plan, which we refer to as the “Severance Plan,” intended to provide the Company's officers certain benefits in the event their employment is terminated by us in certain circumstances. The Severance Plan also provides important protections to us in terms of confidential information and competitive matters that could arise after their employment is terminated. The terms of the Severance Plan are substantially similar to the terms of the severance plan in effect at the Former Parent for our NEOs prior to the separation and distribution.
The Severance Plan applies to certain executives who do not have individual employment or severance agreements that provide for severance benefits, including Mr. Olsen, Ms. George and, during his employment with the Company, Mr. Sinclair.
Under the Severance Plan, if a participating NEO’s employment is terminated by the Company without “Cause” (as defined in the Severance Plan), other than following a “Change in Control” as described in the following paragraph, the Company will pay to the NEO (1) a lump sum amount equal to his or her annual base salary, (2) a lump sum amount equal to 12 months of the monthly premium for coverage under the Company’s group health insurance plan in which the NEO participates on the date of termination (less administrative charges and the portion of the premium paid by an active employee for the same type of coverage) (the “COBRA Charge”), grossed up for the estimated taxes payable on such payment, and (3) a lump sum amount equal to the NEO’s “Target Bonus” for the year of termination (except to the extent the NEO is already entitled to a bonus for the year of termination under the applicable bonus plan). For purposes of the Severance Plan, if an NEO’s target bonus award is expressed as a percentage of annual base salary, the “Target Bonus” is based on the NEO’s target bonus under the annual bonus program in which the NEO participates at the time of termination, and for all other participants, the “Target Bonus” is based on the average of the participant’s actual annual bonus payouts for each of the two years prior to the year of termination.
Under the Severance Plan, if a participating NEO’s employment is terminated by the Company without “cause” or by the NEO for “Good Reason” (as defined in the Severance Plan), within the two-year period following a “Change in Control” (as defined in the Severance Plan), the Company will pay to the NEO: (1) a lump sum amount equal to the sum of 24 months (or, for Mr. Sinclair, 18 months) of the NEO’s base salary plus Target Bonus, (2) a lump sum amount equal to 24 months (or, for
Mr. Sinclair, 18 months) of the COBRA Charge, grossed up for the estimated taxes payable on such payment, and (3) a lump sum amount equal to the NEO’s Target Bonus for the year of termination, pro-rated based on the number of days completed in the performance year as of the termination date (except to the extent the NEO is already entitled to a bonus for the year of termination under the applicable bonus plan).
A participating NEO’s entitlement to severance under the Severance Plan is generally conditioned upon his or her execution and non-revocation of a customary release of claims against the Company and the NEO’s agreement to and compliance with certain restrictive covenants.
Amended and Restated Severance and change-in-control agreements. In November 2020, we entered into amended and restated severance and change-in-control agreements with each of Messrs. Lindsay and Wall. Each of those agreements will continue for a term of three years, automatically renewing for one-year periods after the initial term unless either party gives notice not to extend the term. Under each of these agreements, if the executive's employment is terminated by the Company during the two-year period from the consummation of a change in control (as defined in the agreement) other than for cause (as defined in the agreement), disability or death, or if employment is terminated by the executive for good reason (as defined in the agreement), the executive shall receive (i) severance payments in a lump sum amount equal to two times the sum of (x) the executive's annual salary plus (y) the executive's target bonus; (ii) a lump sum cash bonus payment based on the average annual bonus earned by the executive over the two years prior to the year in which the termination occurs, pro-rated based on the number of days in the year in which termination occurs that lapse prior to termination; (iii) a lump sum cash payment equal to the executive's accrued, unused vacation time; and (iv) a lump sum payment in an amount equal to two years' worth of the executive's monthly COBRA premiums for continued coverage under the Company's group health insurance plan, in each case, payable on the sixtieth day following termination. In the event of termination by the Company other than for cause, disability or death, or termination for good reason, in the absence of a change in control, or more than two years following a change in control, the executive would be entitled to (i)(a) continued salary for twenty-four months following termination plus bonus payments in an amount equal to one-twelfth of the executive's target bonus in each of the twenty-four months following termination, payable no less frequently than on a monthly basis beginning on the sixtieth day following termination for Mr. Lindsay (b) continued salary for eighteen months following termination plus bonus payments in an amount equal to one-twelfth of the executive's target bonus in each of the eighteen months following termination, payable no less frequently than on a monthly basis beginning on the sixtieth day following termination for Mr. Wall; and (ii) a lump sum cash payment in an amount equal to the executive's accrued, unused vacation time, payable on the sixtieth day following termination.
Equity Award Treatment. Under the terms of the 2020 Plan and the related award agreements that apply to our executive officers, all outstanding unvested stock options, RSUs and earned PSUs immediately vest in the event of termination of employment due to death or disability. With respect to PSUs that have not been earned at the time of a termination of employment due to death or disability, those PSUs will not vest immediately, but rather, will vest pro rata at the earned amount that is determined at the end of the performance period applicable to those PSUs. In the event of termination for any other reason not in connection with a change in control, all unvested equity awards are forfeited. In the event of a change in control, all outstanding unvested stock options, RSUs and PSUs would vest upon a termination by the employer without Cause or by the NEO for Good Reason during the following two years.
Assuming Mr. Lindsay's employment terminated or there was a change in control on December 31, 2020, potential payments and benefits have an estimated value of:

Douglas A. Lindsay
Termination Event	Cash Severance	Equity Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$4,986,929	$1,184,800	$6,171,729
Termination due to Disability	$—	$4,986,929	$1,184,800	$6,171,729
Termination by Company without Cause	$3,765,385	$—	$—	$3,765,385
Termination by Executive for Good Reason	$3,765,385	$—	$—	$3,765,385
Termination by Company without Cause (following CIC)	$3,811,776	$4,986,929	$576,450	$9,375,155
Termination by Executive for Good Reason (following CIC)	$3,811,776	$4,986,929	$576,450	$9,375,155
Change in Control (CIC)	$—	$—	$—	$—
Assuming Mr. Olsen's employment terminated or there was a change in control on December 31, 2020, potential payments and benefits have an estimated value of:

Steve Olsen
Termination Event	Cash Severance	Equity Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$1,550,712	$—	$1,550,712
Termination due to Disability	$—	$1,550,712	$—	$1,550,712
Termination by Company without Cause	$617,484	$—	$—	$617,484
Termination by Executive for Good Reason	$—	$—	$—	$—
Termination by Company without Cause (following CIC)	$1,234,967	$1,550,712	$197,250	$2,982,929
Termination by Executive for Good Reason (following CIC)	$1,234,967	$1,550,712	$197,250	$2,982,929
Change in Control (CIC)	$—	$—	$—	$—
Assuming Mr. Wall's employment terminated or there was a change in control on December 31, 2020, potential payments and benefits have an estimated value of:

C. Kelly Wall
Termination Event	Cash Severance	Equity Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$704,473	$382,300	$1,086,773
Termination due to Disability	$—	$704,473	$382,300	$1,086,773
Termination by Company without Cause	$1,275,962	$—	$—	$1,275,962
Termination by Executive for Good Reason	$1,275,962	$—	$—	$1,275,962
Termination by Company without Cause (following CIC)	$1,723,429	$704,473	$135,300	$2,563,202
Termination by Executive for Good Reason (following CIC)	$1,723,429	$704,473	$135,300	$2,563,202
Change in Control (CIC)	$—	$—	$—	$—
Assuming Ms. George's employment terminated or there was a change in control on December 31, 2020, potential payments and benefits have an estimated value of:

Rachel G. George
Termination Event	Cash Severance	Equity Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$—	$—	$—
Termination due to Disability	$—	$—	$—	$—
Termination by Company without Cause	$475,000	$—	$—	$475,000
Termination by Executive for Good Reason	$—	$—	$—	$—
Termination by Company without Cause (following CIC)	$950,000	$—	$—	$950,000
Termination by Executive for Good Reason (following CIC)	$950,000	$—	$—	$950,000
Change in Control (CIC)	$—	$—	$—	$—

Assuming Mr. Sinclair's employment terminated or there was a change in control on December 31, 2020, potential payments and benefits have an estimated value of:

Robert Sinclair
Termination Event	Cash Severance	Equity Acceleration	Cash Bonus	Total Value
Voluntary Resignation by Executive	$—	$—	$—	$—
Termination by Company for Cause	$—	$—	$—	$—
Termination due to Death	$—	$492,710	$—	$492,710
Termination due to Disability	$—	$492,710	$—	$492,710
Termination by Company without Cause	$363,113	$—	$—	$363,113
Termination by Executive for Good Reason	$—	$—	$—	$—
Termination by Company without Cause (following CIC)	$544,669	$492,710	$122,500	$1,159,879
Termination by Executive for Good Reason (following CIC)	$544,669	$492,710	$122,500	$1,159,879
Change in Control (CIC)	$—	$—	$—	$—
In conjunction with Mr. Sinclair's retirement on March 15, 2021, he was paid cash severance of $472,500 and COBRA payments of approximately $9,600. In exchange for this consideration, the Company received releases and other restrictive covenants.
Severance Plan Definitions. For purposes of our Severance Plan, "Cause" generally means (i) the commission by the executive of fraud, embezzlement, theft or proven dishonesty, or any other illegal act or practice; (ii) the willful engaging by the executive in misconduct which is deemed by the Company Committee, in good faith, to be materially injurious to the Company or an affiliate of the Company; or (iii) the willful and continued failure or habitual neglect by the executive to perform the executive's duties with the Company or an affiliate of the Company substantially in accordance with the operating and personnel policies and procedures of the Company or an affiliate of the Company generally applicable to all of their employees.
For purposes of our Severance Plan, "Change in Control" generally means (as further described in the Severance Plan): (i) the acquisition (other than from the Company) by any person of beneficial ownership, of thirty-five percent (35%) or more of the combined voting power of then outstanding securities of the Company entitled to vote generally in the election of directors, which we refer to as the "Outstanding Company Voting Securities", excluding, however, (1) any acquisition by the Company or (2) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; (ii) a majority of the members of our Board of Directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of our Board of Directors before the date of the appointment or election; or (iii) consummation by the Company of a reorganization, merger, or consolidation or sale of all or substantially all of the assets of the Company; excluding, however, a transaction pursuant to which all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Company Voting Securities immediately prior to such transaction will beneficially own, directly or indirectly, more than 50 percent of the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors of the corporation resulting from such transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such transaction, of the Outstanding Company Voting Securities.
For purposes of our Severance Plan “Good Reason” generally means: (i) any material reduction in the named executive officer’s base salary; (ii) any material reduction in the named executive officer’s authority, duties or responsibilities; (iii) any material change in the geographic location at which the named executive officer must perform his duties (for this purpose, the relocation of the named executive officer's principal office location more than 50 miles from its current location would be deemed material); or (iv) any material breach of the Severance Plan by the Company, in each case, subject to notice and cure provisions set forth in the Severance Plan.
Amended and Restated Severance and Change-In-Control Agreement Definitions. Our Amended and Restated Severance and Change-In-Control Agreement contains definitions for the terms "Cause," "Change in Control," and "Good Reason" which are substantially similar to those contained in “—Potential Payments Upon Termination or Change in Control—Severance Plan Definitions” above.

For purposes of the Amended and Restated Severance and Change-In-Control Agreement, “Disability” generally means the named executive officer’s inability, due to physical or mental injury or illness, to perform essential functions of his position with or without reasonable accommodation for a period of 180 days, whether or not consecutive, occurring within any period of 12 consecutive months.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Incentive Plan Information
The following table sets forth aggregate information as of December 31, 2020 about the Company’s compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity Compensation Plans Approved by Security Holders(4)	—	—	—
Equity Compensation Plans Not Approved by Security Holders	1,203,675	$11.99	676,180
Total	1,203,675	$11.99	676,180

(1) Represents the number of shares of common stock subject to outstanding stock options, restricted stock units and performance stock units granted under The Aaron’s Company, Inc. 2020 Equity and Incentive Plan (the “2020 Equity Plan”).
(2) Represents the weighted-average exercise price of outstanding stock options granted under the 2020 Equity Plan. Restricted stock units and performance stock units have no exercise price.
(3) Represents 476,180 shares under the 2020 Equity Plan, all of which may be issued for awards other than options, warrants or rights (such as restricted stock), and 200,000 shares under The Aaron’s Company, Inc. Employee Stock Purchase Plan (the “ESPP”).
(4) For a narrative description of material features of the 2020 Plan and the ESPP, see the narrative that follows the Grants of Plan-Based Awards in Fiscal Year 2020 table above.

NON-MANAGEMENT DIRECTOR COMPENSATION IN 2020
The compensation program for our non-employee directors is designed to fairly compensate them for the effort and responsibility required to serve on the board of a company of our size and scope as well as to align our directors’ interests with those of our shareholders more generally.
Prior to the spin-off , the Board of Directors of our Former Parent adopted a compensation program for our non-employee directors effective beginning December 1, 2020, upon the completion of the spin off transaction. It was subsequently amended effective January 1, 2021 to (i) increase the audit committee chair quarterly cash retainer by $5,000 and (ii) provide for a lead director quarterly cash retainer of $6,250 based upon the recommendation of the Compensation Committee's independent third-party compensation consultant, to revise the compensation program for our non-employee directors to better align with the interests of our shareholders as well as with current market practices. Under the 2020 compensation program in effect during December 2020, non-employee directors receive an annual cash retainer of $75,000 and an annual award of restricted stock units having a value of $125,000, which generally vests one year following the grant date. Non-employee directors serving as the chairperson of the Audit, Compensation, and Nominating and Corporate Governance Committees also received an additional annual retainer of $20,000, $15,000 and $10,000, respectively, for their service in these roles and the additional time commitments required. The non-employee directors may also participate in the Deferred Compensation Plan.
Directors who are employees of the Company receive no compensation for their service on our Board of Directors.

The following table shows compensation earned by non-employee directors during 2020. Prior to the spin off Ms. Barrett and Messrs. Ehmer and Harris served as directors of Former Parent. In connection with the spin-off they resigned as directors of Former Parent and joined our Board effective December 2020. While serving on the Former Parent board, each of them received compensation and equity awards from Former Parent for their service as non-employee directors. Amounts reported do not include any compensation received by Ms. Barrett and Messrs. Ehmer and Harris for their service as directors of Former Parent prior to the spin-off.
2020 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards($)(1)	Total ($)
Kelly H. Barrett (2)	7,917	23,065	30,982
Walter G. Ehmer(3)	7,500	67,588	75,088
Hubert L. Harris, Jr. (4)	7,083	83,667	90,750
(1)Amounts in this column represent the incremental fair value associated with the modifications to the non-employee directors' outstanding Former Parent restricted stock units in connection with the separation and distribution, calculated as of the modification date (November 30, 2020) in accordance with FASB ASC Topic 718. As of December 31, 2020, each of the non-executive directors held 1,440 units of restricted stock subject to vesting, which was the number of shares of restricted stock granted to them in June 2020, after giving effect to the November 30, 2020 adjustments made in connection with the separation and distribution.
(2)Includes $7,917 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.
(3)Includes $7,500 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021 that Mr. Ehmer deferred under the Company's Nonqualified Deferred Compensation Plan.
(4)Includes $7,083 in fees earned for services in the fourth quarter of 2020 which will be paid in 2021.

With respect to all other restricted stock awards described in footnote 1 to the table above, our non-employee directors retained Former Parent restricted stock awards of the same type as a result of the separation. For each such outstanding restricted stock award set forth in the table above, the non-employee directors retained a corresponding Former Parent restricted stock award subject to substantially the same terms (including vesting terms) as the Former Parent restricted stock award to which it relates, but covering twice as many Former Parent shares as reflected in footnote 1 to the table above.
Stock Ownership Guidelines
Under the current stock ownership guidelines each director is expected to own or acquire shares of our common stock and common stock equivalents (including restricted stock and restricted stock units) having a value of at least $400,000 within four years from when the director first joined our Board of Directors. As of December 31, 2020, each of our directors is currently in compliance with the requirements established in these guidelines.
Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2020, the Company Committee consisted of Ms. Barrett and Messrs. Harris and Ehmer, each of whom our Board of Directors determined was independent in accordance with NYSE listing requirements.
No member of the Company Committee during 2020 is or was formerly an officer or employee of the Company or any of its subsidiaries or was a related person in a related person transaction with the Company required to be disclosed under applicable SEC rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, as of April 23, 2021, with respect to the beneficial ownership, as defined in Section 13(d) under the Exchange Act of our outstanding common stock by (i) each person known by us to beneficially own 5% or more of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers for 2020, and (iv) all of our executive officers and directors as a group. Except as otherwise indicated, all shares shown in the table below are held with sole voting and investment power.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class(2)
BlackRock, Inc.	5,331,318	(3)	15.80%
55 East 52nd Street
New York, NY 10055
The Vanguard Group	3,512,549	(4)	10.40%
100 Vanguard Boulevard
Malvern, PA 19355
John W. Robinson III	403,704	(5)	1.12%
Douglas A. Lindsay	373,609	(6)	1.04%
Steve Olsen	54,718	(7)	*
C. Kelly Wall	44,969	(8)	*
Rachel G. George	7,290	(9)	*
Robert P. Sinclair	4,394	(10)	*
Hubert L. Harris, Jr.	1,000	(11)	*
Kelly Barrett	1,000	(12)	*
Walter G. Ehmer	—	(13)	*
All executive officers and directors as a group (a total of 10 persons)	894,614	(14)	2.49%
* Less than 1%.
(1)Unless otherwise stated, the address for each beneficial owner is c/o The Aaron’s Company, Inc., 400 Galleria Parkway SE, Suite 300, Atlanta, Georgia 30339.
(2)Percentages for executive officers and directors are based on (i) 35,932,757 shares of common stock outstanding at April 23, 2021 plus (ii) for each named person or group, options exercisable by such person or group within 60 days thereafter, and any RSUs, RSAs, and PSUs, that vest for each named person within 60 days thereafter.
(3)As of December 31, 2020, based on information provided in a Schedule 13G filed with the SEC on January 8, 2021 by BlackRock, Inc., which we refer to as “BlackRock,” in which BlackRock reported that it has sole voting power with respect to 5,270,783 shares of our common stock and sole power to dispose of, or direct the disposition of, 5,331,318 shares of our common stock.
(4)As of December 31, 2020, based on information provided in a Schedule 13G/A filed with the SEC on February 10, 2021 by The Vanguard Group, which we refer to as “Vanguard,” in which Vanguard reported that it has shared voting power with respect to 40,161 shares of our common stock, sole power to dispose of, or direct the disposition of, 3,446,673 shares of our common stock, and shared power to dispose of, or direct the disposition of, 65,876 shares of our common stock.
(5)Amounts represent 403,704 shares of common stock held by Mr. Robinson.
(6)Amounts represent (i) 38,966 shares of common stock held by Mr. Lindsay, (ii) 259,291 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that are currently exercisable and (iii) 75,352 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 180,622 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that remain subject to vesting conditions or (ii) 81,317 PSUs that remain subject to vesting conditions.
(7)Amounts represent (i) 10,903 shares of common stock held by Mr. Olsen, (ii) 23,865 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that are currently exercisable and (iii) 19,950 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 48,700 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that remain subject to vesting conditions or (ii) 30,074 PSUs that remain subject to vesting conditions.
(8)Amounts represent (i) 6,780 shares of common stock held by Mr. Wall, (ii) 21,962 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that are currently exercisable and (iii) 16,108 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 24,799 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that remain subject to vesting conditions or (ii) 7,283 PSUs that remain subject to vesting conditions.
(9)Amounts represent (i) 7,290 RSAs held by Ms. George which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting. Does not include (i) 13,950 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that remain subject to vesting conditions.
(10)Amounts represent 4,394 shares of common stock held by Mr. Sinclair.
(11)Amounts represent 1,000 shares of common stock held by Mr. Harris’ spouse. Does not include (i) 10,142 RSUs that have vested but will not be issued until such date that Mr. Harris ceases to serve as a Director of the Company or (ii) 1,440 RSUs vesting on May 8, 2021 that contain similar settlement restrictions.
(12)Amounts represent 1,000 shares of common stock held by Ms. Barrett. Does not include (i) 1,072 RSUs that have vested but will not be issued until such date that Ms. Barrett ceases to serve as a Director of the Company or (ii) 1,440 RSUs vesting on May 8, 2021 that contain similar settlement restrictions.
(13)Amount does not include (i) 5,920 RSUs that have vested but will not be issued until such date that Mr. Ehmer ceases to serve as a Director of the Company or (ii) 1,440 RSUs vesting on May 8, 2021 that contain similar settlement restrictions.
(14)Amounts represent (i) 465,745 shares of common stock held directly by the respective individuals, (ii) 1,000 shares of common stock held indirectly by certain individuals as described above, (iii) 305,118 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that are currently exercisable, (iv) 122,630 RSAs which are entitled to voting and dividend rights as described in the related award agreement though still subject to vesting and (v) 121 shares of common stock held in 401(k) plan accounts. Does not include (i) 268,071 shares of common stock issuable upon the exercise of options issued under the 2020 Equity and Incentive Plan that remain subject to vesting conditions, (ii) 118,674 PSUs that remain subject to vesting conditions, (iii) 17,134 RSUs that have vested but will not be issued until such date that the respective individual ceases to serve as a Director of the Company or (iv) 4,320 RSUs vesting on May 8, 2021 that contain similar settlement restrictions.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures Dealing with the Review, Approval and Ratification of Related Party Transactions
The charter of the Audit Committee provides that the Audit Committee shall review and ratify all transactions to which the Company is a party and in which any director or executive officer has a direct or indirect material interest, apart from their capacity as director or executive officer of the Company. To assist with this review process, the Audit Committee has adopted a policy on related party transactions that provides procedures for the review, and approval or ratification, of certain transactions involving related parties. This policy applies to any transaction or series of transactions in which we or one of our subsidiaries is a participant, the amount involved exceeds or may be expected to exceed $100,000 in any fiscal year and a related party has a direct or indirect material interest. Under the policy, a related party includes (i) any person who is or was, since the beginning of the last fiscal year, a director, executive officer or nominee for election as a director, (ii) a greater than 5% beneficial owner of any class of our voting securities, (iii) an immediate family member of either of the foregoing persons or (iv) any entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position in which such person has a 5% or greater beneficial ownership interest. Related party transactions are referred to the Audit Committee, or if there are not a sufficient number of directors on the Audit Committee without interests in the transaction, by the disinterested directors serving on our Board of Directors, for approval, ratification, or other action.
In addition, our Company’s Code of Business Conduct and Ethics provides that conflict of interest situations involving directors or executive officers must receive the prior review and approval of the Audit Committee. Our Code of Business Conduct and Ethics sets forth various examples of when conflict of interest situations may arise, including when an officer or director, or members of his or her family: receive improper personal benefits as a result of his or her position in or with the Company; have certain relationships with competing businesses or businesses with a material financial interest in the Company, such as suppliers or customers; or receive improper gifts or favors from such businesses.
Related Party Transactions
The Aaron's Company, Inc. was a related party to Former Parent prior to the spin-off transaction. In connection with the spin-off transaction the Company entered into the following agreements with Former Parent, which (i) govern the separation and our relationship with Former Parent after the separation, and (ii) provide for the allocation between the two companies of Former Parent's assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the separation.
•Separation and Distribution Agreement. This agreement identifies certain transfers of assets and assumptions of liabilities in connection with the spin-off transaction and provides for when and how these transfers and assumptions will occur. The separation and distribution agreement also provides for the settlement or extinguishment of certain liabilities and other obligations between the Company and Former Parent.
•Transition Services Agreement. Under the terms of this agreement, both the Company and Former Parent will provide specified services to one another for a period of time not to exceed twelve months to help ensure an orderly transition following the separation and distribution. The services to be provided include certain information technology services, finance, tax and accounting services, fleet management support and human resource and employee benefits services. The party receiving each service is required to pay to the party providing the service a fee equal to the cost of service specified for each service, which is billed on a monthly basis. The agreed-upon charges for such services are generally intended to allow the party providing the service to recover all costs and expenses of providing such services. Amounts incurred and due to or from Former Parent for transition services were not significant during the year ended December 31, 2020.
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

Director Independence
Our Board of Directors is currently comprised of five directors.
Our Corporate Governance Guidelines include categorical independence standards adopted by our Board of Directors to determine whether directors meet the listing standards of the NYSE. Our Corporate Governance Guidelines also require that a majority of the Board of Directors be independent. Our Board of Directors has affirmatively determined that all of our directors are “independent” in accordance with NYSE listing requirements and the requirements of our Corporate Governance Guidelines, other than Mr. John Robinson, our chairman of the board, and Mr. Douglas A. Lindsay, our Chief Executive Officer. See also "Item 10. Directors, Executive Officers of the Registrant and Corporate Governance – Composition, Meetings and Committees of the Board of Directors."

Nominee	Age	Occupation	Independent	Joined Our Board
Kelly H. Barrett	56	Former Senior Vice President - Home Services The Home Depot	Yes	December 2020
Walter G. Ehmer	54	President and Chief Executive Officer Waffle House, Inc.	Yes	December 2020
Hubert L. Harris, Jr.	77	Former Chief Executive Officer Invesco North America	Yes	December 2020
Douglas A. Lindsay	51	Chief Executive Officer The Aaron's Company, Inc.	No	December 2020
John W. Robinson III	49	Former President and Chief Executive Officer Aaron’s, Inc.	No	December 2020

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT MATTERS
Fees Billed in the Last Two Fiscal Years
We engaged Ernst & Young LLP to serve as our independent registered public accounting firm following the spin-off transaction for fiscal year 2020. Due to the spin-off transaction from Former Parent on November 30, 2020, no fees are reflected for Ernst & Young LLP for the year ended December 31, 2019, as we did not exist as a standalone public company until November 2020.

	Year Ended December 31,
	2020	2019
Audit Fees(1)	$2,095,685	n/a
Audit-Related Fees(2)	10,817	n/a
Tax Fees(3)	849,447	n/a
TOTAL	$2,955,949	n/a
(1)Amount shown is an allocation of audit fees totaling $4,843,678 that were billed to or due from Aaron's Holdings Company, or Aaron’s, Inc. prior to the spin off transaction and to The Aaron’s Company, Inc. subsequent to the spin off transaction. Total audit fees were allocated to The Aaron’s Company, Inc. and Former Parent as a result of the spin-off transaction and the allocated amounts were based on amounts included in the consolidated and combined financial statements of The Aaron's Company, Inc. for the year ended December 31, 2020, using an allocation methodology consistent with the methodology as disclosed in these financial statements for similar expenses. Audit fees consisted of services related to the audit of our consolidated and combined financial statements for the year ended December 31, 2020, quarterly reviews of interim consolidated financial statements for the year ended December 31, 2020, the audits of the 2017, 2018, and 2019 carve-out financial statements of the Company from the historical records of Aaron’s Inc. and for services that are normally provided by the auditor in connection with statutory and regulatory filings and engagements, such as SEC filings, consents and debt covenant compliance letters.
(2)Amount shown is an allocation of audit-related fees totaling $25,000 that were billed to or due from Aaron's Holdings Company, or to Aaron’s, Inc. prior to the spin off transaction, but allocated to The Aaron’s Company for the year ended December 31, 2020. Total audit-related fees were allocated between The Aaron’s Company and Progressive Holdings as a result of the spin-off transaction consistent with the methodology described in footnote (1). Audit-related fees consisted of spin-related consultations.
(3)Amount shown is an allocation of tax fees totaling $1,963,296 that were billed to or due from Aaron's Holdings Company, or to Aaron’s Inc. prior to the spin off transaction, but allocated to The Aaron’s Company for the year ended December 31, 2020. Total tax fees were allocated between The Aaron’s Company and Progressive Holdings as a result of the spin-off transaction consistent with the methodology described in footnote (1). Tax fees consisted primarily of tax advisory and tax compliance services.

Approval of Auditor Services
The Audit Committee is responsible for pre-approving all audit and permitted non-audit services provided to the Company by its independent auditors. To help fulfill this responsibility, the Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which we refer to as the “Pre-Approval Policy.” Under the Pre-Approval Policy, all auditor services must be pre-approved by the Audit Committee either (i) before the commencement of each service on a case-by-case basis (specific pre-approval) or (ii) by description in sufficient detail in the Pre-Approval Policy of particular services which the Audit Committee has generally approved, without the need for case-by-case consideration (general pre-approval).
Unless a particular service has received general pre-approval, it must receive the specific pre-approval of the Audit Committee or its Chair. The Pre-Approval Policy describes the audit, audit-related and tax services that have received general pre-approval. These general pre-approvals allow the Company to engage the independent auditors for the enumerated services for individual engagements up to the fee levels prescribed in the Pre-Approval Policy. The annual audit engagement for the Company is subject to the specific pre-approval of the Audit Committee. Any engagement of the independent auditors pursuant to a general pre-approval must be reported to the Audit Committee at its next regular meeting. The Audit Committee periodically reviews the services that have received general pre-approval and the associated fee ranges. The Pre-Approval Policy does not delegate the Audit Committee’s responsibility to pre-approve services performed by the independent auditors to management.

PART IV
The following exhibits are filed as part of this Amendment No. 1 and supplement the exhibits filed and furnished with the Original Form 10-K:
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS and SCHEDULES

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of the Chief Executive Officer of The Aaron’s Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of The Aaron’s Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

The Aaron's Company, Inc.

By:	/s/ C. KELLY WALL
C. Kelly Wall
Chief Financial Officer