Form 10-Q
period 2021-06-30
Aaron's Company, Inc.
filed 2021-07-27
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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

 ___________________________________

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 23, 2021
Common Stock, $0.50 Par Value	32,672,565

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	December 31, 2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$47,979	$76,123
Accounts Receivable (net of allowances of $5,667 at June 30, 2021 and $7,613 at December 31, 2020)	26,569	33,990
Lease Merchandise (net of accumulated depreciation and allowances of $445,867 at June 30, 2021 and $458,405 at December 31, 2020)	737,305	697,235
Property, Plant and Equipment, Net	209,876	200,370
Operating Lease Right-of-Use Assets	236,507	238,085
Goodwill	8,482	7,569
Other Intangibles, Net	5,844	9,097
Income Tax Receivable	1,800	1,093
Prepaid Expenses and Other Assets	89,179	89,895
Total Assets	$1,363,541	$1,353,457
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$230,279	$230,848
Deferred Income Taxes Payable	79,275	62,601
Customer Deposits and Advance Payments	58,180	68,894
Operating Lease Liabilities	262,292	278,958
Debt	—	831
Total Liabilities	630,026	642,132
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at June 30, 2021 and December 31, 2020; Shares Issued: 35,520,456 at June 30, 2021 and 35,099,571 at December 31, 2020	17,760	17,550
Additional Paid-in Capital	715,513	708,668
Retained Earnings	64,320	1,881
Accumulated Other Comprehensive Loss	(450)	(797)
	797,143	727,302
Less: Treasury Shares at Cost
2,426,788 Shares at June 30, 2021 and 894,660 at December 31, 2020	(63,628)	(15,977)
Total Shareholders’ Equity	733,515	711,325
Total Liabilities & Shareholders’ Equity	$1,363,541	$1,353,457
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease and Retail Revenues	$428,498	$394,257	$872,585	$793,167
Non-Retail Sales	32,455	33,044	62,404	59,890
Franchise Royalties and Other Revenue	6,542	3,654	13,560	10,729
	467,495	430,955	948,549	863,786
COSTS AND REVENUES:
Cost of Lease and Retail Revenues	143,206	137,718	294,701	279,721
Non-Retail Cost of Sales	29,609	29,316	56,100	52,897
	172,815	167,034	350,801	332,618
GROSS PROFIT	294,680	263,921	597,748	531,168
OPERATING EXPENSES
Personnel Costs	121,426	118,395	246,289	234,141
Other Operating Expenses, Net	114,046	93,993	222,412	217,058
Provision for Lease Merchandise Write-Offs	12,117	14,213	25,534	38,173
Restructuring Expenses, Net	1,794	6,991	5,235	29,277
Impairment of Goodwill	—	—	—	446,893
Separation Costs	1,246	—	5,636	—
	250,629	233,592	505,106	965,542
OPERATING PROFIT (LOSS)	44,051	30,329	92,642	(434,374)
Interest Expense	(451)	(2,853)	(795)	(6,652)
Other Non-Operating Income, Net	744	1,948	1,146	189
EARNINGS (LOSS) BEFORE INCOME TAXES	44,344	29,424	92,993	(440,837)
INCOME TAX EXPENSE (BENEFIT)	11,369	7,050	23,695	(139,437)
NET EARNINGS (LOSS)	$32,975	$22,374	$69,298	$(301,400)
EARNINGS (LOSS) PER SHARE	$0.98	$0.66	$2.04	$(8.91)
EARNINGS (LOSS) PER SHARE ASSUMING DILUTION	$0.95	$0.66	$1.99	$(8.91)
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net Earnings (Loss)	$32,975	$22,374	$69,298	$(301,400)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	220	331	347	(1,423)
Total Other Comprehensive Income (Loss)	220	331	347	(1,423)
Comprehensive Income (Loss)	$33,195	$22,705	$69,645	$(302,823)
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings (Loss)	$69,298	$(301,400)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	269,600	260,308
Other Depreciation and Amortization	34,547	34,235
Accounts Receivable Provision	10,879	14,957
Stock-Based Compensation	6,882	5,370
Deferred Income Taxes	16,674	(80,206)
Impairment of Assets	2,810	468,634
Non-Cash Lease Expense	45,802	48,394
Other Changes, Net	(2,437)	1,790
Changes in Operating Assets and Liabilities, Net of Effects of Acquisitions and Dispositions:
Additions to Lease Merchandise	(408,440)	(193,677)
Book Value of Lease Merchandise Sold or Disposed	98,712	104,370
Accounts Receivable	(3,554)	(6,754)
Prepaid Expenses and Other Assets	(3,228)	3,012
Income Tax Receivable	(707)	(76,175)
Operating Lease Right-of-Use Assets and Liabilities	(63,169)	(51,051)
Accounts Payable and Accrued Expenses	(2,748)	(19,950)
Customer Deposits and Advance Payments	(10,766)	2,583
Cash Provided by Operating Activities	60,155	214,440
INVESTING ACTIVITIES:
Insurance Proceeds relating to Property, Plant and Equipment	363	—
Proceeds from Investments	1,974	—
Purchases of Property, Plant, and Equipment	(45,826)	(30,059)
Proceeds from Dispositions of Property, Plant, and Equipment	7,977	2,208
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	(1,734)	(1,210)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	—	358
Cash Used in Investing Activities	(37,246)	(28,703)
FINANCING ACTIVITIES:
Proceeds from Debt	—	5,625
Repayments on Debt	(753)	(60,748)
Dividends Paid	(6,770)	—
Acquisition of Treasury Stock	(42,626)	—
Issuance of Stock Under Stock Option Plans	1,790	—
Shares Withheld for Tax Payments	(2,729)	—
Net Transfers From Former Parent	—	126,265
Debt Issuance Costs	—	(1,020)
Cash (Used in) Provided by Financing Activities	(51,088)	70,122
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	35	(79)
(Decrease) Increase in Cash and Cash Equivalents	(28,144)	255,780
Cash and Cash Equivalents at Beginning of Period	76,123	48,773
Cash and Cash Equivalents at End of Period	$47,979	$304,553
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the novel coronavirus ("COVID-19") pandemic led to significant market disruption and has impacted various aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated and combined financial statements, the impacts of the COVID-19 pandemic on the financial results for the three and six months ended June 30, 2021 and comparable prior periods have been identified to the best of our ability under the respective sections. For a discussion of trends that we believe have affected our business as a result of the COVID-19 pandemic, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic," "Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Current Report on Form 10-K, filed with the United States Securities and Exchange Commission on February 23, 2021 (the "2020 Annual Report").
Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. was subsequently converted to a limited liability company ("Aaron’s, LLC") holding the assets and liabilities historically associated with the historical Aaron's Business segment (the "Aaron's Business"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing segment ("Progressive Leasing"), Aaron’s Business, and Vive segment ("Vive").
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("Aaron's", "The Aaron's Company" or "the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "the Company," and "Aaron's" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc., which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to the Company and an allocation to the Company of expenses of the Aaron's Business related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The following table presents store count by ownership type:

Stores as of June 30 (Unaudited)	2021	2020
Company-operated Stores	1,087	1,098
Franchised Stores	247	316
Systemwide Stores	1,334	1,414
Basis of Presentation
The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020, and three and six months ended June 30, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated and combined financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The historical results of operations and cash flows of the Company prior to the separation and distribution presented in these condensed consolidated and combined financial statements may not be indicative of what they would have been had the Company been an independent standalone entity, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
The condensed combined balance sheets for periods prior to and through the separation and distribution date include the assets and liabilities associated with the historical Aaron’s Business and certain assets and liabilities where Aaron's, Inc. is the legal beneficiary or obligor. The combined statements of earnings for periods prior to and through the separation and distribution date include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain PROG Holdings corporate functions. These allocated costs and expenses include executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. These costs and expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received.
The preparation of the Company's condensed consolidated and combined financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, as described above, the extent to which the normalization of business trends since the start of the COVID-19 pandemic, and the resulting measures taken by the Company and federal and state governments, will impact the Company's business will depend on future developments, which are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of such future developments and may change in the future.
The accompanying unaudited condensed consolidated and combined financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated and combined financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of operating results for the full year.
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
The Company's basic earnings per share calculations for the periods prior to the separation and distribution assumes that the weighted average number of common shares outstanding was 33,841,624, which is the number of shares distributed to shareholders on the separation and distribution date, November 30, 2020. The same number of shares was used in the calculation of diluted earnings per share for the periods prior to the separation and distribution, as there were no equity awards of The Aaron's Company outstanding prior to the distribution date.
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2021	2020	2021	2020
Weighted Average Shares Outstanding	33,812	33,842	34,036	33,842
Dilutive Effect of Share-Based Awards	749	—	703	—
Weighted Average Shares Outstanding Assuming Dilution	34,561	33,842	34,739	33,842
The weighted-average anti-dilutive share-based awards that were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2021 were not significant.
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
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2021	December 31, 2020
Customers	$7,154	$8,399
Corporate	9,969	12,771
Franchisee	9,446	12,820
	$26,569	$33,990
The Company maintains an accounts receivable allowance, under which the Company's policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease and retail revenues within the condensed consolidated and combined statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables that are 60 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate a specific allowance on accounts receivable to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and a general allowance based on historical losses as well as the Company's assessment of the financial health of all other franchisees. The estimated allowance on franchisee accounts receivable includes consideration of broad macroeconomic trends, such as the uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic on the franchisees' ability to satisfy their obligations. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated and combined statements of earnings.
The following table shows the components of the accounts receivable allowance:

	Six Months Ended June 30,
(In Thousands)	2021	2020
Beginning Balance	$7,613	$10,720
Accounts Written Off, net of Recoveries	(12,825)	(19,200)
Accounts Receivable Provision	10,879	14,957
Ending Balance	$5,667	$6,477
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2021	2020
Bad Debt (Reversal) Expense	$(734)	$960
Provision for Returns and Uncollectible Renewal Payments	11,613	13,997
Accounts Receivable Provision	$10,879	$14,957
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2021	December 31, 2020
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$478,396	$473,964
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	258,909	223,271
Lease Merchandise, net of Accumulated Depreciation and Allowances	$737,305	$697,235
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $17.2 million and $10.4 million as of June 30, 2021 and December 31, 2020, respectively.
The Company's policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. In addition to monthly cycle counting, full physical inventories are generally taken at the fulfillment and manufacturing facilities annually and appropriate provisions are made for missing, damaged and unsalable merchandise. The Company also monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated and combined statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2021	2020
Beginning Balance	$11,599	$13,823
Merchandise Written off, net of Recoveries	(27,656)	(36,978)
Provision for Write-offs	25,534	38,174
Ending Balance	$9,477	$15,019
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2021	December 31, 2020
Prepaid Expenses[1]	$19,262	$17,411
Insurance Related Assets[1]	27,094	27,020
Company-Owned Life Insurance	15,348	16,223
Assets Held for Sale	7,453	8,956
Deferred Tax Asset	7,014	7,014
Other Assets[1]	13,008	13,271
	$89,179	$89,895
1 During the second quarter of 2021, the Company recategorized items within the components of prepaid expenses and other assets. The presentation of prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassification has no impact on the total prepaid expenses and other assets balance as of December 31, 2020.
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of June 30, 2021 and December 31, 2020. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale. Gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net of restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 5 to these condensed consolidated and combined financial statements) in the condensed consolidated and combined statements of earnings. Such gains and losses were not significant for the three and six months ended June 30, 2021 and June 30, 2020.
Management estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below. The carrying amount of the properties held for sale as of June 30, 2021 and December 31, 2020 is $7.5 million and $9.0 million, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2021	December 31, 2020
Accounts Payable [1]	$63,983	$84,738
Estimated Claims Liability Costs	53,804	49,272
Accrued Salaries and Benefits	54,576	53,396
Accrued Real Estate and Sales Taxes[1]	24,153	23,968
Other Accrued Expenses and Liabilities[1]	33,763	19,474
	$230,279	$230,848
1 During the second quarter of 2021, the Company recategorized items within the components of accounts payable and accrued expenses. The presentation of prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassification has no impact on the total accounts payable and accrued expenses balance as of December 31, 2020.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Goodwill
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of one or more reporting units exceeds the reporting units' fair value. The Company concluded that the need for an interim goodwill impairment test was triggered as of March 31, 2020. Factors that led to this conclusion included: (i) a significant decline in the Aaron's, Inc. stock price and market capitalization in March 2020; (ii) the temporary closure of all Company-operated store showrooms due to the COVID-19 pandemic, which impacted our financial results and was expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers and franchisees; and (iv) consideration given to the amount by which the Aaron's Business reporting unit's fair value exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.
As of March 31, 2020, management of Aaron's, Inc. determined its existing goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. Management engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test, which entailed an assessment of the Aaron's Business reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflected assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, the Company performed certain sensitivity analyses including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the existing goodwill balance within the Aaron's Business reporting unit.
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
The Company completed acquisitions of certain franchisees and third party rent-to-own stores subsequent to March 31, 2020, which resulted in a goodwill balance of $8.5 million and $7.6 million as of June 30, 2021 and December 31, 2020, respectively. The Company determined that there were no events that occurred or circumstances that changed during the three or six months ended June 30, 2021 that would more likely than not reduce the fair value of its reporting unit below its carrying amount.

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
All intercompany transactions between the Company and PROG Holdings were included within invested capital in the historical combined balance sheets prior to the separation and distribution date, and are classified as changes in invested capital within stockholders' equity for the historical periods prior to the separation and distribution date. The total net effect of the settlement of these intercompany transactions is reflected in the condensed consolidated and combined statements of cash flows as a financing activity for the six months ended June 30, 2020.
Corporate Allocations
The Company's previous operating model included a combination of standalone and combined business functions with PROG Holdings. The condensed consolidated and combined financial statements in the 2020 Annual Report include corporate allocations to the Company through the separation and distribution date for expenses related to activities that were previously provided on a centralized basis within PROG Holdings. These expenses primarily related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. See Note 12 to the consolidated and combined financial statements in the 2020 Annual Report for more information regarding stock-based compensation. Corporate allocations to the Company during the three and six months ended June 30, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the condensed consolidated and combined statements of earnings and as an increase to invested capital in the historical condensed combined balance sheets prior to the separation and distribution date. General corporate expenses allocated to the Company during the three and six months ended June 30, 2020 were $5.3 million and $11.9 million, respectively.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Post-Separation Arrangements
In connection with the separation and distribution, the Company entered into several agreements with PROG Holdings, which (i) govern the separation and our relationship with PROG Holdings after the separation, and (ii) provide for the allocation between the two companies of PROG Holdings' assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the separation. These agreements are further described in Note 14 to the consolidated and combined financial statements in the 2020 Annual Report. Amounts incurred and due to or from PROG Holdings for transition services were not significant during the three and six months ended June 30, 2021.
Stockholders' Equity
Changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020 are as follows:

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2020	(895)	$(15,977)	$17,550	$—	$708,668	$1,881	$(797)	$711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,472)	—	(3,472)
Stock-Based Compensation	—	—	—	—	3,551	—	—	3,551
Issuance of Shares under Equity Plans	(114)	(2,729)	165	—	378	—	—	(2,186)
Acquisition of Treasury Stock	(252)	(6,280)	—	—	—	—	—	(6,280)
Net Earnings	—	—	—	—	—	36,323	—	36,323
Foreign Currency Translation Adjustment	—	—	—	—	—	—	127	127
Balance, March 31, 2021	(1,261)	$(24,986)	$17,715	$—	$712,597	$34,732	$(670)	$739,388
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,387)	—	(3,387)
Stock-Based Compensation	—	—	—	—	1,714	—	—	1,714
Issuance of shares under equity plans	—	—	45	—	1,202	—	—	1,247
Acquisition of Treasury Stock	(1,166)	(38,642)	—	—	—	—	—	(38,642)
Net Earnings	—	—	—	—	—	32,975	—	32,975
Foreign Currency Translation Adjustment	—	—	—	—	—	—	220	220
Balance, June 30, 2021	(2,427)	$(63,628)	$17,760	$—	$715,513	$64,320	$(450)	$733,515

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	—	$—	$—	$837,800	$—	$—	$(19)	$837,781
Stock-Based Compensation	—	—	—	2,725	—	—	—	2,725
Net increase in Invested Capital	—	—	—	90,211	—	—	—	90,211
Net Loss	—	—	—	(323,774)	—	—	—	(323,774)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	—	$—	$—	$606,962	$—	$—	$(1,773)	$605,189
Stock-Based Compensation	—	—	—	2,892	—	—	—	2,892
Net increase in Invested Capital	—	—	—	35,994	—	—	—	35,994
Net Earnings	—	—	—	22,374	—	—		22,374
Foreign Currency Translation Adjustment	—	—	—	—	—	—	331	331
Balance, June 30, 2020	—	$—	$—	$668,222	$—	$—	$(1,442)	$666,780

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

(In Thousands)	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,074)	$—	$—	$(10,450)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$7,453	$—	$—	$8,956	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 5 to these condensed consolidated and combined financial statements) in the condensed consolidated and combined statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.
NOTE 3: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Lease Revenues and Fees	$411,621	$380,237	$839,262	$769,616
Retail Sales	16,877	14,020	33,323	23,551
Non-Retail Sales	32,455	33,044	62,404	59,890
Franchise Royalties and Fees	6,253	3,365	12,962	10,089
Other	289	289	598	640
Total[1]	$467,495	$430,955	$948,549	$863,786
1 Includes revenues from Canadian operations of $6.1 million and $12.0 million during the three and six months ended June 30, 2021, respectively (three and six months ended June 30, 2020: $5.3 million and $10.7 million, respectively). The revenues are primarily lease revenues and fees.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Lease Revenues and Fees
The Company provides lease merchandise, consisting of furniture, appliances, electronics, computers, and a variety of other products and accessories to its customers for lease under certain terms agreed to by the customer. The Company’s stores and its e-commerce platform offer leases with flexible ownership plans that can be renewed monthly up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments through the end of the ownership plan. Our store-based operations also offer customers the option to obtain a membership in the Aaron’s Club program. The benefits to customers of the Club program are separated into three general categories: (a) product protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements and Aaron's Club program memberships are cancelable at any time by either party without penalty, and as such, we consider these offerings to be to be month-to-month arrangements.
Lease revenues related to the leasing of merchandise and Aaron's Club membership fees are recognized as revenue in the month they are earned. Payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
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
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three and six months ended June 30, 2021 and 2020. Included in lease revenues and fees above, the Company had $6.8 million and $13.0 million of other revenue during the three and six months ended June 30, 2021, respectively (three and six months ended June 30, 2020: $6.4 million and $12.3 million, respectively) within the scope of ASC 606, Revenue from Contracts with Customers. Lease revenues and fees are recorded within lease and retail revenues in the accompanying condensed consolidated and combined statements of earnings.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to individual consumers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Sales of lease merchandise to franchisees and to other customers are recorded within non-retail sales and lease and retail revenues, respectively, in the accompanying condensed consolidated and combined statements of earnings. All retail and non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2021 and 2020.
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
Substantially all franchise royalties and fees revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.9 million and $10.3 million during the three and six months ended June 30, 2021, respectively, (three and six months ended June 30, 2020: $2.6 million and $7.6 million, respectively) is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenue in the accompanying condensed consolidated and combined statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchise loan program (the "Franchise Loan Facility") as described below with several of the banks in our Revolving Facility. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the Franchise Loan Facility, which would be due in full within 75 days of the event of default. The Franchise Loan Facility has a total commitment of $25.0 million and expires on November 16, 2021. We are able to request additional 364-day extensions of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any future extension or renewal of our Revolving Facility. At June 30, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $10.8 million. The Company is subject to financial covenants under the Franchise Loan Facility that are consistent with the Revolving Facility, which are more fully described in Note 8 to the consolidated and combined financial statements in the 2020 Annual Report.
The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. However, such losses could be material in a future period due to adverse trends in the liquidity and/or financial performance of the Company's franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.2 million and $2.4 million at June 30, 2021 and December 31, 2020, respectively. The balances at June 30, 2021 and December 31, 2020 included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with an anticipated end to the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
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
At June 30, 2021 and December 31, 2020, the Company had accrued $1.5 million and $0.8 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $2.6 million.
At June 30, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
NOTE 5. RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 111 Company-operated stores during 2020 and the first six months of 2021. As of June 30, 2021, we have identified approximately 76 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to be vacated by December 31, 2021. During the three and six months ended June 30, 2020, we also further rationalized our store support center staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $0.9 million and $4.0 million were recorded for the three and six months ended June 30, 2021 under the real estate repositioning and optimization restructuring program. Restructuring expenses were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure, continuing variable occupancy costs incurred related to closed stores, and offset by gains related to the sale of vehicle and real estate assets previously impaired in conjunction with the repositioning and optimization program in prior periods.
As management continues to execute on its long-term plan, additional restructuring charges will result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as the specific relocation site for the locations noted above have not yet been identified by management. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
2019 Restructuring Program
During the first quarter of 2019, the Company initiated a restructuring program to optimize its Company-operated Aaron's store portfolio, which resulted in the closure and consolidation of 155 underperforming Company-operated stores during 2019. The Company also rationalized its store support center and field support staff, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Total net restructuring expenses of $0.8 million and $1.0 million were recorded for the three and six months ended June 30, 2021 under the 2019 restructuring program. Restructuring expenses were primarily comprised of continuing variable occupancy costs incurred related to closed stores. These costs were included in restructuring expenses, net in the condensed consolidated and combined statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords as well as continuing variable occupancy costs.
The following table summarizes restructuring charges for the three and six months ended June 30, 2021 and 2020, respectively, under both of the Company's restructuring programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Right-of-Use Asset Impairment	$401	$2,456	$2,272	$18,634
Operating Lease Charges	1,660	1,557	2,751	2,570
Fixed Asset Impairment	95	263	416	2,952
Severance	113	2,694	150	4,725
Other Expenses	50	21	171	396
Gain on Asset Sale	(525)	—	(525)	—
Total Restructuring Expenses, Net[1]	$1,794	$6,991	$5,235	$29,277
1 Includes expenses related to our 2016 and 2017 restructuring programs as described within Note 11 to the consolidated and combined financial statements in the 2020 Annual Report, which were not significant during the three and six months ended June 30, 2021.
To date, the Company has incurred charges of $46.2 million under the 2019 restructuring program, and $37.9 million under the real estate repositioning and optimization restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the activity for the six months ended June 30, 2021 and the corresponding accrual balance as of June 30, 2021 for the restructuring programs:

(In Thousands)	Severance
Balance at January 1, 2021	$773
Restructuring Severance Charges	150
Payments	(923)
Balance at June 30, 2021	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as (i) any ongoing impact of the COVID-19 pandemic due to new variants or efficacy and rate of vaccinations, as well as related measures taken by governmental or regulatory authorities to combat the pandemic, including whether additional government stimulus payments or supplemental unemployment benefits will be approved, and the nature, amount and timing of any such payments or benefits; (ii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as defined below) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iii) the failure of that separation to qualify for the expected tax treatment; (iv) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (v) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (vi) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (vii) risks associated with the challenges faced by our business, including the commoditization of consumer electronics and our high fixed-cost operating model; (viii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (ix) financial challenges faced by our franchisees; (x) increases in lease merchandise write-offs and the potential limited duration and impact of stimulus and other government payments made by the federal and state governments to counteract the economic impact of the COVID-19 pandemic; and the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated and combined financial statements as of and for the three and six months ended June 30, 2021 and 2020, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2020 Annual Report.

Description of Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. was subsequently converted to a limited liability company ("Aaron’s, LLC") holding the assets and liabilities historically associated with the historical Aaron's Business segment (the "Aaron's Business"). Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing segment ("Progressive Leasing "), Aaron’s Business, and Vive segment ("Vive").
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business segment was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc. ("Aaron's", "The Aaron's Company" or the "Company"), a Georgia corporation, to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc., which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to the Company and an allocation to the Company of expenses of the Aaron's Business related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
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
Recent Restructuring Programs
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated a restructuring program in 2020 to optimize our Company-operated store portfolio. This restructuring program has resulted in the closure, consolidation or relocation of a total of 111 Company-operated stores during 2020 and the first six months of 2021. We currently expect to close, consolidate, or relocate approximately 76 additional stores by December 31, 2021 under this program. Additionally, from 2016 to 2019, we closed and consolidated a total of 294 underperforming Company-operated stores under similar restructuring initiatives. We will continue to evaluate our Company-operated store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
Under the real estate repositioning and optimization restructuring program, though all specific locations have not yet been identified, the Company’s current strategic plan is to remodel, reposition and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers. To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management.

Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As a result of the COVID-19 pandemic, we temporarily closed our showrooms in March 2020 and shifted to e-commerce and curbside service only for all of our Company-operated stores to protect the health and safety of our customers and associates, except where such curbside service was prohibited by governmental authorities. Since that time, we have reopened our store showrooms, but there can be no assurance that those showrooms will not be closed in future months, or have their operations limited, if, for example, there are new variants of the virus, localized increases in infections or "additional waves" in the number of COVID-19 cases in the areas where our stores are located and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or limit their operations to protect the health and safety of our customers and associates. Furthermore, we have experienced disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, we are procuring inventory from alternative sources at higher costs. These developments have had an unfavorable impact on our generation of lease agreements.
The COVID-19 pandemic may impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of any continuing impact of the pandemic, which may be affected by the successful distribution and efficacy of COVID-19 vaccines to our customers and associates, as well as any new variants of the virus, localized outbreaks or additional waves of COVID-19 cases, among other factors; (b) the impact of any such outbreaks on our customers, suppliers, and employees; (c) the nature of any government orders issued in response to such outbreaks, including whether we would be deemed essential, and thus, exempt from all or some portion of such orders; (d) the extent of the impact of additional government stimulus and/or enhanced unemployment benefits to our customers in response to the negative economic impacts of the COVID-19 pandemic, as well as the nature, timing and amount of any such stimulus payments or benefits; and (e) supply chain disruptions for our business.
The following summarizes significant developments and operational measures taken by us in response to the COVID-19 pandemic:
•In our Company-operated stores, we are monitoring and limiting, where possible, associates' potential exposure to persons at or who may enter our stores, reviewing orders and industry-specific guidance from applicable federal and state laws, Occupational Safety and Health Administration regulations and Centers for Disease Control ("CDC") and state/local health authorities, evaluating our existing COVID-19 prevention controls and the need for different or additional controls, and conducting periodic inspections at our stores to identify unhealthy conditions, work practices and work procedures related to COVID-19 to help ensure compliance with our COVID-19 policies and procedures. We have also installed protective plexiglass barriers at check-out counters, implemented enhanced cleaning and sanitization procedures, and reconfigured our showrooms in a manner designed to reduce COVID-19 transmission. We also require associates to adhere to the latest CDC and state/local health authorities guidelines with respect to social distancing and face coverings.
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
•Our management team and store support center associates are continuing to primarily work remotely through the end of the second quarter of this year. We expect that approximately 65% of our management and store support center associates will return to the office for between two and five days a week in the third quarter of 2021, with the remainder working fully remote moving forward. Additionally, we reduced our corporate real estate footprint by electing to permanently vacate one of our leased administrative offices in Kennesaw, Georgia during the fourth quarter of 2020.
Coronavirus Legislative Relief
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020, the Consolidated Appropriations Act on December 27,

2020, and the American Rescue Plan Act of 2021 ("American Rescue Plan") on March 11, 2021. We believe a significant portion of our customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to these economic stimulus measures, which we believe have enabled them to continue making payments to us under their lease-to-own agreements, despite the economically challenging times resulting from the COVID-19 pandemic. In addition to the stimulus payments mentioned above, we also believe that certain elements of the American Rescue Plan, primarily the temporary expansion of the child tax credit which increases the amount of the credit, makes the credit fully refundable, and allows for half of the credit to be paid in periodic installments beginning on July 15, 2021, should have a beneficial impact to certain of our customers. Additionally, we may experience an increase in the exercise of early purchase options or decreases in the total number of new ownership plans, as customers could potentially opt to use such payments and credits to acquire merchandise outside of our LTO solutions.
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
•Certain wages and benefits that were paid to furloughed employees were eligible for an employee retention credit of up to 50% of wages paid to eligible associates.
Separate from the CARES Act, the Internal Revenue Service extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states offered similar deferrals. The Company took advantage of all such extended due dates.
The federal supplement to unemployment payments originally lapsed on July 31, 2020, but has been extended on a prospective basis through September 6, 2021, although certain states have decided to stop participation in the supplemental payments prior to that date. The current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us at recently experienced levels if the federal government does not continue supplemental measures or enact additional stimulus measures, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own agreements.
Highlights
The following summarizes significant financial highlights from the three months ended June 30, 2021:
•We reported revenues of $467.5 million in the second quarter of 2021 compared to $431.0 million for the second quarter of 2020, an increase of 8.5%. This increase is primarily due to a $33.2 million increase driven by an 11.2% increase in same store revenues, partially offset by the planned net reduction of 42 Company-operated stores and the reduction of 71 franchised stores during the 15-month period ended June 30, 2021. The increase in same store revenues was driven by a larger same store lease portfolio size, which ended the first quarter of 2021 at $98.1 million, up 5.3% compared to 2020, and ended the second quarter of 2021 at $101.6 million, up 8.7% compared to the second quarter of 2020, and strong customer payment activity. E-commerce revenues increased 16% compared to the prior year quarter and were approximately 14% and 13% of total lease revenues and fees during the three months ended June 30, 2021 and 2020, respectively.
•Earnings before income taxes were $44.3 million in the second quarter of 2021 compared to $29.4 million during the prior comparable period. Earnings before income taxes during the second quarter of 2021 were negatively impacted by restructuring charges of $1.8 million and separation-related costs of $1.2 million. Operating results from the second quarter of 2020 were negatively impacted by restructuring charges of $7.0 million.

Key Metrics
Lease Portfolio Size. Our lease portfolio size represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any period, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, lease merchandise returns and write-offs, and customer early purchase option exercises. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the second quarter of 2021 with a lease portfolio size for all Company-operated stores of $132.8 million, an increase of 7.6% compared to the balance as of June 30, 2020.
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
For the three months ended June 30, 2021, we calculated this amount by comparing revenues for the three months ended June 30, 2021 to revenues for the comparable period in 2020 for all stores open for the entire 15-month period ended June 30, 2021, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2021, we calculated this amount by comparing revenues for the six months ended June 30, 2021 to revenues for the six months ended June 30, 2020 for all stores open for the entire 24-month period ended June 30, 2021, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 11.2% and 13.4% during the three and six months ended June 30, 2021, respectively, compared to the prior year comparable periods.
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

Key Components of Earnings (Loss) Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated and combined results. The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the periods subsequent to December 1, 2020 and through June 30, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company.
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
For the three and six months ended June 30, 2021 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings (loss) before income taxes were as follows:
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

Restructuring Expenses, Net. Restructuring expenses, net primarily represent the cost of real estate optimization efforts and cost reduction initiatives related to the Company's store support center functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, and expenses related to workforce reductions.
Impairment of Goodwill. There were no impairments of goodwill recorded during the first six months of 2021. Impairment of goodwill is the write-off of our existing goodwill balance at March 31, 2020 that was recorded in the first quarter of 2020. Refer to Note 1 to the condensed consolidated and combined financial statements for further discussions of the interim goodwill impairment assessment and resulting impairment charge.
Separation Costs. Separation costs represent expenses associated with the spin-off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Interest Expense. Interest expense for the six months ended June 30, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility, as well as the amortization of debt issuance costs. Interest expense for prior year periods consists primarily of interest incurred on the fixed and variable rate debt agreements of Aaron's, Inc. All of the interest expense for the historical debt obligations of Aaron's, LLC have been included within the condensed consolidated and combined financial statements of the Company for the periods prior to the separation and distribution date because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of the Company.
Other Non-Operating Income, Net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Results of Operations – Three months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease and Retail Revenues	$428,498	$394,257	$34,241	8.7%
Non-Retail Sales	32,455	33,044	(589)	(1.8)
Franchise Royalties and Other Revenue	6,542	3,654	2,888	79.0
	467,495	430,955	36,540	8.5
COSTS OF REVENUES
Cost of Lease and Retail Revenues	143,206	137,718	5,488	4.0
Non-Retail Cost of Sales	29,609	29,316	293	1.0
	172,815	167,034	5,781	3.5
GROSS PROFIT	294,680	263,921	30,759	11.7
Gross Profit %	63.0%	61.2%

OPERATING EXPENSES:
Personnel Costs	121,426	118,395	3,031	2.6
Other Operating Expenses, Net	114,046	93,993	20,053	21.3
Provision for Lease Merchandise Write-Offs	12,117	14,213	(2,096)	(14.7)
Restructuring Expenses, Net	1,794	6,991	(5,197)	(74.3)
Separation Costs	1,246	—	1,246	nmf
	250,629	233,592	17,037	7.3

OPERATING PROFIT	44,051	30,329	13,722	45.2
Interest Expense	(451)	(2,853)	2,402	84.2
Other Non-Operating Income, Net	744	1,948	(1,204)	(61.8)

EARNINGS BEFORE INCOME TAXES	44,344	29,424	14,920	50.7

INCOME TAX EXPENSE	11,369	7,050	4,319	61.3

NET EARNINGS	$32,975	$22,374	$10,601	47.4%
nmf—Calculation is not meaningful
Revenues
The following table presents revenue by source for the three months ended June 30, 2021 and 2020:

			Change
	Three Months Ended June 30,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Lease Revenues and Fees	$411,621	$380,237	$31,384	8.3%
Retail Sales	16,877	14,020	2,857	20.4
Non-Retail Sales	32,455	33,044	(589)	(1.8)
Franchise Royalties and Fees	6,253	3,365	2,888	85.8
Other	289	289	—	—
Total Revenues	$467,495	$430,955	$36,540	8.5%

Lease revenues and fees and retail sales increased during the three months ended June 30, 2021 primarily due to an 11.2% increase in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, which resulted in an increase of $33.2 million. The increase in same store revenues was driven by a larger same store lease portfolio size and strong customer payment activity. We believe this was due in part to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; (b) new direct to consumer marketing programs in both in-store and e-commerce channels; (c) government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers; and (d) lower prior period revenues caused by the temporary closure of our showrooms and a shift to e-commerce and curbside service only for all of our Company-operated stores as described above in March of 2020. E-commerce revenues increased 16% compared to the prior year quarter and were approximately 14% and 13% of total lease revenues and fees during the three months ended June 30, 2021 and 2020, respectively.
The decrease in non-retail sales is primarily due to a $6.1 million decrease related to the reduction of 71 franchised stores during the 15-month period ended June 30, 2021, which was mostly offset by higher product demand from franchisees primarily as a result of government stimulus and unemployment benefits received by franchisee customers during the period as well as improved advertising and operational focus.
The increase in franchise royalties and fees is primarily the result of the temporary royalty fee abatement offered by the Company from March 8, 2020 through May 16, 2020 in response to the COVID-19 pandemic. We have provided no royalty fee abatements to our franchisees in 2021.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

			Change
	Three Months Ended June 30,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$132,319	$128,653	$3,666	2.8%
Retail Cost of Sales	10,887	9,065	1,822	20.1
Non-Retail Cost of Sales	29,609	29,316	293	1.0
Total Costs of Revenues	$172,815	$167,034	$5,781	3.5%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs increased primarily due to a $3.5 million increase as a result of a higher lease portfolio size, a $2.3 million increase due to higher inventory purchase costs and a $1.6 million increase related to higher early purchase options exercised, partially offset by a $1.3 million decrease driven by the planned net reduction of 42 Company-operated stores during the 15-month period ended June 30, 2021 and a $2.7 million decrease related to lower levels of idle inventory.
Retail cost of sales. Retail cost of sales increased due to an increase in retail sales primarily driven by government stimulus and unemployment benefits received by a significant portion of our customers during the COVID-19 pandemic.
Non-retail cost of sales. The increase in non-retail cost of sales during the three months ended June 30, 2021 is primarily attributable to higher inventory purchase costs, partially offset by the decrease in non-retail sales which was driven by the factors discussed above.
Gross Profit
Gross profit for lease revenues and fees was $279.3 million and $251.6 million during the three months ended June 30, 2021 and 2020, respectively, which represented a gross profit margin of 67.9% and 66.2% for the respective periods. The improvement in gross profit percentage was primarily driven by strong customer payment activity and lower depreciation on idle inventory.
Gross profit for retail sales was $6.0 million and $5.0 million during the three months ended June 30, 2021 and 2020, respectively, which represented a gross profit margin of 35.5% and 35.3% for the respective periods. The improvement in gross profit percentage is primarily due to a favorable mix shift from retail sales of returned merchandise to retail sales of new merchandise.
Gross profit for non-retail sales was $2.8 million and $3.7 million during the three months ended June 30, 2021 and 2020, respectively, which represented a gross profit percentage of 8.8% and 11.3% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to the prior year comparable period.

As a percentage of total revenues, gross profit improved to 63.0% during the three months ended June 30, 2021 compared to 61.2% for the comparable period in 2020. The factors impacting the change in gross profit are discussed above.
Operating Expenses
Personnel costs. Personnel costs increased by $3.0 million during the second quarter of 2021 due primarily to (a) higher store labor hours and store performance-based compensation as compared to the prior year comparable period, as personnel costs for the three months ended June 30, 2020 reflected reduced store labor costs resulting from the temporary store closures; (b) higher standalone public company costs; and (c) cost cutting measures taken during the second quarter of 2020 in response to the COVID-19 pandemic that did not occur during 2021, including furloughing or terminating associates, and instituting temporary salary reductions for executive officers. The increases in 2021 were partially offset by the timing of recognition of corporate incentive compensation costs. Due to uncertainties around the realization of incentive compensation in early 2020, no expense was recognized in the first quarter of 2020. In the second quarter of 2020 this uncertainty was resolved, resulting in recognition of six months of expense in the quarter, compared to three months of expense included in the second quarter of 2021.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
Occupancy Costs	$42,316	$38,188	$4,128	10.8
Shipping and Handling	13,867	11,779	2,088	17.7
Advertising Costs	18,997	5,746	13,251	230.6
Intangible Amortization	1,599	1,632	(33)	(2.0)
Professional Services	4,332	4,273	59	1.4
Bank and Credit Card Related Fees	5,287	4,839	448	9.3
Gains on Insurance Recoveries	(163)	—	(163)	nmf
Gains on Asset and Store Dispositions and Assets Held For Sale, net	(895)	(84)	(811)	(965.5)
Other Miscellaneous Expenses, net	28,706	27,620	1,086	3.9
Other Operating Expenses, net	$114,046	$93,993	$20,053	21.3%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net increased to 24.4% for the second quarter of 2021 from 21.8% in the same period in 2020.
Occupancy costs increased primarily due to higher maintenance costs during 2021. Additionally, the comparability of occupancy costs for the second quarter of 2021 as compared to the same period in 2020 was impacted by $1.6 million in rent concessions that were negotiated and realized with the landlords of Company-operated stores during the second quarter of 2020 in response to the economic uncertainty created by the COVID-19 pandemic.
Shipping and handling costs increased primarily due to higher fuel and distribution costs, as well as a 14% increase in both deliveries and handling costs associated with lease merchandise returns during the three months ended June 30, 2021 as compared to the same period in 2020. Deliveries and return agreement activity was atypically low during the second quarter of 2020 due to the actions taken by the Company in response to the COVID-19 pandemic, such as temporarily closing stores and suspending customer home delivery activity.
Advertising costs increased primarily due to higher advertising spend related to the launch of a new marketing campaign during the second quarter of 2021, reduced vendor marketing contributions resulting from a general shift towards brand-focused digital and traditional media advertising spend, and a reduction in marketing initiatives during the second quarter of 2020 as a result of the Company's cost cutting measures in response to the COVID-19 pandemic.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. Expenses within this category did not fluctuate significantly versus the prior year.

Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees decreased to 2.9% for the three months ended June 30, 2021 compared to 3.7% for the comparable period in 2020. This decrease was primarily driven by strong customer payment activity, strong operational focus, and the impact of improved decisioning technology.
Restructuring expenses, net. Restructuring activity for the three months ended June 30, 2021 resulted in expenses of $1.8 million, which were primarily comprised of $1.7 million of continuing variable occupancy costs incurred related to previously closed stores and $0.5 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021, partially offset by gains of $0.5 million related to the sale of vehicle and real estate assets impaired in conjunction with the repositioning and optimization program in prior periods. Restructuring expenses for the three months ended June 30, 2020 were $7.0 million and were primarily due to the identification of stores for closure during the second quarter of 2020 as well as a change in estimates of future sublease activity for vacant properties which resulted in incremental expense.
Separation costs. Separation costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to operate as an independent, separate publicly traded Company.
Operating Profit
Interest expense. Interest expense decreased to $0.5 million for three months ended June 30, 2021 from $2.9 million for the three months ended June 30, 2020, which is the result of the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution in the fourth quarter of 2020. Interest expense for the three months ended June 30, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility, as well as the amortization of debt issuance costs.
Other non-operating income, net. Other non-operating income, net includes (a) the impact of foreign currency remeasurement; (b) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; and (c) earnings on cash and cash equivalent investments. Foreign currency remeasurement net gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended June 30, 2021 or 2020. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.7 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively.
Income Tax Expense
Income tax expense increased to $11.4 million during the three months ended June 30, 2021 compared to $7.1 million for the same period in 2020 due to an increase in earnings before income taxes and an increase in the effective tax rate to 25.6% in 2021 from 24.0% in 2020. The increase in the effective tax rate is primarily related to the impact of non-deductible expenses on earnings before income taxes during the three months ended June 30, 2021 compared to the same period in 2020.

Results of Operations – Six months ended June 30, 2021 and 2020

	Six Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES
Lease Revenues and Fees	$872,585	$793,167	$79,418	10.0%
Non-Retail Sales	62,404	59,890	2,514	4.2
Franchise Royalties and Fees	13,560	10,729	2,831	26.4
	948,549	863,786	84,763	9.8
COSTS AND EXPENSES
Cost of Lease and Retail Revenues	294,701	279,721	14,980	5.4
Non-Retail Cost of Sales	56,100	52,897	3,203	6.1
	350,801	332,618	18,183	5.5
GROSS PROFIT	597,748	531,168	66,580	12.5
Gross Profit %	63.0%	61.5%

OPERATING EXPENSES
Personnel Costs	246,289	234,141	12,148	5.2
Other Operating Expenses, Net	222,412	217,058	5,354	2.5
Provision for Lease Merchandise Write-Offs	25,534	38,173	(12,639)	(33.1)
Restructuring Expenses, Net	5,235	29,277	(24,042)	(82.1)
Impairment of Goodwill	—	446,893	(446,893)	nmf
Separation Costs	5,636	—	5,636	nmf
	505,106	965,542	(460,436)	(47.7)
OPERATING PROFIT (LOSS)	92,642	(434,374)	527,016	nmf
Interest Expense	(795)	(6,652)	5,857	88.0
Other Non-Operating Income, Net	1,146	189	957	506.3

EARNINGS (LOSS) BEFORE INCOME TAXES	92,993	(440,837)	533,830	nmf

INCOME TAX EXPENSE (BENEFIT)	23,695	(139,437)	163,132	nmf

NET EARNINGS (LOSS)	$69,298	$(301,400)	$370,698	nmf
nmf—Calculation is not meaningful

Revenues
The following table presents revenue by source for the six months ended June 30, 2021:

			Change
	Six Months Ended June 30,		2021 vs. 2020
(In Thousands)	2021	2020	$
Lease Revenues and Fees	$839,262	$769,616	$69,646	9.0%
Retail Sales	33,323	23,551	9,772	41.5
Non-Retail Sales	62,404	59,890	2,514	4.2
Franchise Royalties and Fees	12,962	10,089	2,873	28.5
Other	598	640	(42)	(6.6)
Total	$948,549	$863,786	$84,763	9.8%
Lease revenues and fees and retail sales increased during the six months ended June 30, 2021 primarily due to a 13.4% increase in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, as well as early purchase options exercised, which resulted in an increase of $68.1 million, and the acquisition of franchised stores during the 24-month period ended June 30, 2021, which resulted in an increase of $9.4 million. The increase in same store revenues was driven by a larger same store lease portfolio size and strong customer payment activity, including retail sales and early purchase option exercises. We believe this was due in part to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; (b) new direct to consumer marketing programs in both in-store and e-commerce channels; (c) government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers; and (d) lower prior period revenues caused by the temporary closure of our showrooms and a shift to e-commerce and curbside service only for all of our Company-operated stores as described above in March of 2020. E-commerce revenues increased 28% compared to the prior year comparable period and were approximately 14% and 12% of total lease revenues and fees during the six months ended June 30, 2021 and 2020, respectively.
The increase in non-retail sales is due to higher product demand from franchisees primarily as a result of government stimulus and unemployment benefits received by franchisee customers during the period as well as improved advertising and operational focus, partially offset by an $11.1 million decrease related to the reduction of 110 franchised stores during the 24-month period ended June 30, 2021.
The increase in franchise royalties and fees is primarily the result of stronger demand and customer payment activity during 2021 and the impact of the temporary royalty fee abatement offered by the Company from March 8, 2020 through May 16, 2020 in response to the COVID-19 pandemic, partially offset by the reduction of 110 franchised stores during the 24-month period ended June 30, 2021. We have provided no royalty fee abatements to our franchisees in 2021.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

			Change
	Six Months Ended June 30,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$273,296	$263,794	$9,502	3.6%
Retail Cost of Sales	21,405	15,927	5,478	34.4
Non-Retail Cost of Sales	56,100	52,897	3,203	6.1
Total Costs of Revenues	$350,801	$332,618	$18,183	5.5%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs increased primarily due to a $10.6 million increase related to higher early purchase options exercised, a $5.1 million increase due to higher inventory purchase costs, and a $4.9 million increase due to a larger lease portfolio size, partially offset by a $6.6 million decrease driven by the planned net reduction of 84 Company-operated stores during the 24-month period ended June 30, 2021 and a $4.8 million decrease related to lower levels of idle inventory.
Retail cost of sales. Retail cost of sales increased due to an increase in retail sales primarily driven by government stimulus and unemployment benefits received by a significant portion of our customers during the COVID-19 pandemic.

Non-retail cost of sales. The increase in non-retail cost of sales during the six months ended June 30, 2021 is primarily attributable to higher inventory purchase costs and the increase in non-retail sales, resulting from higher product demand from franchisees as a result of government stimulus and unemployment benefits received by franchisee customers during the period as well as improved advertising and operational focus, partially offset by the reduction of 110 franchised stores during the 24-month period ended June 30, 2021.
Gross Profit
Gross profit for lease revenues and fees was $566.0 million and $505.8 million during the six months ended June 30, 2021 and 2020, respectively, which represented a gross profit margin of 67.4% and 65.7% for the respective periods. The improvement in gross profit percentage was primarily driven by strong customer payment activity and lower depreciation on idle inventory.
Gross profit for retail sales was $11.9 million and $7.6 million during the six months ended June 30, 2021 and 2020, respectively, which represented a gross profit margin of 35.8% and 32.4% for the respective periods. The improvement in gross profit percentage is primarily due to a favorable mix shift from retail sales of returned merchandise to retail sales of new merchandise.
Gross profit for non-retail sales was $6.3 million and $7.0 million during the six months ended June 30, 2021 and 2020, respectively, which represented a gross profit percentage of 10.1% and 11.7% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to the prior year comparable period.
As a percentage of total revenues, gross profit improved to 63.0% during the six months ended June 30, 2021 compared to 61.5% for the comparable period in 2020. The factors impacting the change in gross profit are discussed above.
Operating Expenses
Personnel costs. Personnel costs increased by $12.1 million during the six months ended June 30, 2021 due primarily to (a) higher performance-based compensation; (b) higher store labor hours as compared to the prior year comparable period, as personnel costs for the six months ended June 30, 2020 reflected reduced store labor costs resulting from the temporary store closures; (c) higher standalone public company costs; and (d) cost cutting measures taken during 2020 in response to the COVID-19 pandemic that did not occur during 2021, including furloughing or terminating associates and instituting temporary salary reductions for executive officers.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2021	2020	$	%
Occupancy Costs	$85,625	$82,451	$3,174	3.8
Shipping and Handling	27,132	24,751	2,381	9.6
Advertising Costs	36,382	16,787	19,595	116.7
Intangible Amortization	3,283	3,474	(191)	(5.5)
Professional Services	7,368	23,314	(15,946)	(68.4)
Bank and Credit Card Related Fees	10,669	9,523	1,146	12.0
Gains on Insurance Recoveries	(202)	—	(202)	nmf
Gains on Asset and Store Dispositions and Assets Held for Sale, net	(2,118)	30	(2,148)	nmf
Other Miscellaneous Expenses, net	54,273	56,728	(2,455)	(4.3)
Other Operating Expenses, net	$222,412	$217,058	$5,354	2.5%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net decreased to 23.4% for the six months ended June 30, 2021 from 25.1% in the same period in 2020.
Occupancy costs increased primarily due to higher maintenance costs during 2021. Additionally, the comparability of occupancy costs for the six months ended June 30, 2021 as compared to the same period in 2020 was impacted by $1.6 million in rent concessions that were negotiated and realized with the landlords of Company-operated stores during the second quarter of 2020 in response to the economic uncertainty created by the COVID-19 pandemic.
Shipping and handling costs increased primarily due to higher fuel and distribution costs, as well as a 7.6% increase in deliveries during the six months ended June 30, 2021 as compared to the same period in 2020.

Advertising costs increased primarily due to higher advertising spend related to the launch of a new marketing campaign during the second quarter of 2021, reduced vendor marketing contributions resulting from a general shift towards brand-focused digital and traditional media advertising spend and a reduction in marketing initiatives during the first and second quarters of 2020 as a result of the Company's cost cutting measures in response to the COVID-19 pandemic.
Professional services decreased during the six months ended June 30, 2021 compared to the same period in 2020 due primarily to an early termination fee of $14.1 million for a sales and marketing agreement that was recorded during the first quarter of 2020.
Bank and credit card related fees increased during the six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher utilization of credit and debit cards by our customers, more payments due to strong customer payment activity, and more customer leases in our portfolio as of June 30, 2021.
Gains on asset dispositions increased primarily due to a $1.7 million gain related to the sale of Company-owned vehicles.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The primary decrease was related to the reduction in the provision for franchisee-related losses during the six months ended June 30, 2021 as compared to the additional allowances and reserves of $3.0 million recognized during six months ended June 30, 2020 due to the significant uncertainty regarding the future financial health of certain franchisees as a result of the COVID-19 pandemic. The remaining expenses did not fluctuate significantly versus the prior year comparable period.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees decreased to 3.0% for the six months ended June 30, 2021 compared to 5.0% for the comparable period in 2020. This decrease was primarily driven by strong customer payment activity, strong operational focus, and the impact of improved decisioning technology.
Restructuring expenses, net. Restructuring activity for the six months ended June 30, 2021 resulted in expenses of $5.2 million, which were primarily comprised of $2.7 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021 and $2.8 million of continuing variable occupancy costs incurred related to previously closed stores, partially offset by gains of $0.5 million related to the sale of vehicle and real estate assets impaired in conjunction with the repositioning and optimization program in prior periods. Restructuring expenses for the six months ended June 30, 2020 were $29.3 million, primarily due to the identification of stores for closure during the first and second quarters of 2020 as well as a change in estimates of future sublease activity for vacant properties which resulted in incremental expense.
Impairment of goodwill. During the first quarter of 2020, we recorded a loss of $446.9 million to fully write-off our existing goodwill balance as of March 31, 2020. Refer to Note 1 to the condensed consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Separation costs. Separation costs for the six months ended June 30, 2021 consisted primarily of employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to operate as an independent, separate publicly traded Company.
Operating Profit (Loss)
Interest expense. Interest expense decreased to $0.8 million for the six months ended June 30, 2021 from $6.7 million for the six months ended June 30, 2020, which is the result of the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution in the fourth quarter of 2020. Interest expense for the three months ended June 30, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility, as well as the amortization of debt issuance costs.
Other non-operating income, net. Other non-operating income, net includes (a) the impact of foreign currency remeasurement; (b) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; and (c) earnings on cash and cash equivalent investments. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the six months ended June 30, 2021 or 2020. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $1.1 million and net losses of $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Income Tax Expense (Benefit)
The Company recorded income tax expense of $23.7 million during the six months ended June 30, 2021 compared to a net income tax benefit of $139.4 million for the same period in 2020. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $440.8 million during the period as well as discrete tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (a) waived the 80% taxable income limitation on the use of a net operating loss which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (b) provided that a net operating loss arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. Aaron's, Inc. elected to carryback its 2018 net operating loss of $242.2 million to 2013 which resulted in a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. The discrete tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013. The effective tax rate decreased to 25.5% for the six months ended June 30, 2021 compared to 31.6% for the same period in 2020 due primarily to the impact of the discrete income tax benefit on our 2020 book loss as described above.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2020 to June 30, 2021 include:
•Cash and cash equivalents decreased $28.1 million to $48.0 million at June 30, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise increased $40.1 million due to higher lease merchandise purchases and costs, as the Company continues to normalize lease merchandise levels after experiencing supply chain disruptions resulting from the COVID-19 pandemic throughout 2020 and the first half of 2021.
•Property, plant and equipment increased $9.5 million due to an increase in capital expenditures associated with the Company's real estate optimization strategy.
•Treasury shares increased $47.7 million due primarily to the Company's repurchase of 1,418,210 shares of common stock for $44.9 million during the six months ended June 30, 2021.
Liquidity and Capital Resources
General
Our primary uses of capital consist of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for acquisitions, including franchisee acquisitions. The Company also periodically repurchases common stock and has also paid quarterly cash dividends throughout 2021. Prior to the separation and distribution transaction, our capital requirements were financed through:
•cash on hand;
•cash flows from operations;
•Aaron's, Inc. private debt offerings;
•Aaron's, Inc. bank debt; and
•Aaron's, Inc. stock offerings.
As of June 30, 2021, the Company had $48.0 million of cash and $233.5 million of availability under its $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"). We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $60.2 million and $214.4 million during the six months ended June 30, 2021 and 2020, respectively. The $154.3 million decrease in operating cash flows was primarily driven by higher lease merchandise purchases, partially offset by improved lease portfolio performance resulting from a larger lease portfolio size and strong customer payment activity. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2021.

Cash Used in Investing Activities
Cash used in investing activities was $37.2 million and $28.7 million during the six months ended June 30, 2021 and 2020, respectively. The $8.5 million increase in investing cash outflows was primarily due to $15.8 million higher cash outflows for purchases of property, plant and equipment, partially offset by $5.8 million higher proceeds from the sale of property, plant and equipment during the second quarter of 2021 compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $51.1 million during the six months ended June 30, 2021 compared to cash provided by financing activities of $70.1 million during the six months ended June 30, 2020, respectively. The $121.2 million change in financing cash flows was primarily due to cash inflows during the six months ended June 30, 2020 from (i) net borrowings of debt of $55.1 million and (ii) net transfers from Former Parent of $126.3 million, compared to cash outflows during the six months ended June 30, 2021 of (i) $42.6 million in share repurchases and (ii) $6.8 million in dividends paid.
Share Repurchases
At management's request, during its March 2021 meeting, the Board of Directors of the Company (the "Board") authorized management to purchase the Company's common stock up to an aggregate amount of $150.0 million. This authorization expires on December 31, 2023.
During the six months ended June 30, 2021, the Company purchased 1,418,210 shares for $44.9 million. As of June 30, 2021, we have the authority to purchase additional shares up to our remaining authorization limit of $105.1 million. As of July 23, 2021, the Company had repurchased 1,839,313 shares for $57.4 million and had $92.6 million remaining under its $150.0 million share repurchase program.
Dividends
At its May 2021 meeting, the Board approved a quarterly dividend of $0.10 per share, which was paid to shareholders on July 6, 2021. Aggregate dividend payments for the six months ended June 30, 2021 were $6.8 million. We expect to continue paying this quarterly cash dividend, subject to further approval from the Board.
Debt Financing
As of June 30, 2021, the Company did not have any outstanding borrowings under the Revolving Facility, under which all borrowings and commitments will mature or terminate on November 9, 2025. The total available credit under our Revolving Facility as of June 30, 2021 was $233.5 million, which was reduced by approximately $16.5 million for our outstanding letters of credit.
The Revolving Facility contains financial covenants, which include requirements that we maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00. If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at June 30, 2021.
Commitments
Income Taxes
During the six months ended June 30, 2021, we made net income tax payments of $7.0 million. Within the next six months, we anticipate making estimated cash payments of $2.0 million for U.S. federal income taxes, $4.0 million for state income taxes, and $0.2 million for Canadian income taxes.
The Tax Cuts and Jobs Act of 2017, which was enacted in December 2017, provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
We estimate the deferred tax liability associated with bonus depreciation from the Tax Cuts and Jobs Act of 2017 and the prior tax legislation is approximately $129.0 million as of December 31, 2020, of which approximately 75% is expected to reverse as a deferred income tax benefit in 2021 and most of the remainder during 2022. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2020.
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with banks that are parties to our Revolving Facility. The Franchise Loan Facility has a total commitment of $25.0 million and expires on November 16, 2021. We are able to request an additional 364-day extension of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We would expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At June 30, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $10.8 million, which would be due in full within 75 days of the event of default.
Since the inception of the franchise loan program in 1994, losses associated with the program have been immaterial. However, there can be no assurance that the Company will not incur future losses on outstanding franchisee borrowings under the Franchise Loan Facility in the event of defaults or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.2 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with an anticipated end to the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, the Company did not have any outstanding borrowings under its Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise while we have outstanding borrowings. We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.
An evaluation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was carried out by management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this Quarterly Report on Form 10-Q.
This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2021 through April 30, 2021	71,438	31.24	71,438	$141,487,812
May 1, 2021 through May 31, 2021	652,705	32.52	652,705	120,260,346
June 1, 2021 through June 30, 2021	441,867	34.36	441,867	105,078,909
Total	1,166,010		1,166,010
1Share repurchases are conducted under authorizations made from time to time by the Board. The most recent authorization was publicly announced on March 3, 2021 and authorized the repurchase of shares up to a maximum amount of $150.0 million. Subject to the terms of the Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2023. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended and restated, dated May 5, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	July 27, 2021	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2021	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)