Form 10-Q
period 2021-09-30
Aaron's Company, Inc.
filed 2021-10-26
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 22, 2021
Common Stock, $0.50 Par Value	31,483,247

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2021	December 31, 2020
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$14,846	$76,123
Accounts Receivable (net of allowances of $6,343 at September 30, 2021 and $7,613 at December 31, 2020)	30,316	33,990
Lease Merchandise (net of accumulated depreciation and allowances of $446,806 at September 30, 2021 and $458,405 at December 31, 2020)	775,012	697,235
Property, Plant and Equipment, Net	214,375	200,370
Operating Lease Right-of-Use Assets	257,496	238,085
Goodwill	13,162	7,569
Other Intangibles, Net	5,681	9,097
Income Tax Receivable	3,620	1,093
Prepaid Expenses and Other Assets	101,904	89,895
Total Assets	$1,416,412	$1,353,457
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$259,204	$230,848
Deferred Income Taxes Payable	88,567	62,601
Customer Deposits and Advance Payments	55,361	68,894
Operating Lease Liabilities	291,750	278,958
Debt	—	831
Total Liabilities	694,882	642,132
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at September 30, 2021 and December 31, 2020; Shares Issued: 35,525,922 at September 30, 2021 and 35,099,571 at December 31, 2020	17,763	17,550
Additional Paid-in Capital	720,194	708,668
Retained Earnings	85,421	1,881
Accumulated Other Comprehensive Loss	(704)	(797)
	822,674	727,302
Less: Treasury Shares at Cost
3,760,052 Shares at September 30, 2021 and 894,660 at December 31, 2020	(101,144)	(15,977)
Total Shareholders’ Equity	721,530	711,325
Total Liabilities & Shareholders’ Equity	$1,416,412	$1,353,457
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Data)
REVENUES:
Lease and Retail Revenues	$413,666	$397,736	$1,286,251	$1,190,903
Non-Retail Sales	32,159	34,820	94,563	94,710
Franchise Royalties and Other Revenues	6,328	8,405	19,888	19,134
	452,153	440,961	1,400,702	1,304,747
COSTS AND REVENUES:
Cost of Lease and Retail Revenues	138,448	132,288	433,149	412,009
Non-Retail Cost of Sales	29,063	29,109	85,163	82,006
	167,511	161,397	518,312	494,015
GROSS PROFIT	284,642	279,564	882,390	810,732
OPERATING EXPENSES
Personnel Costs	122,901	117,764	369,190	351,905
Other Operating Expenses, Net	105,428	105,364	327,840	322,422
Provision for Lease Merchandise Write-Offs	19,799	9,305	45,333	47,478
Restructuring Expenses, Net	2,899	4,041	8,134	33,318
Impairment of Goodwill	—	—	—	446,893
Retirement Charges	—	574	—	574
Separation Costs	397	1,160	6,033	1,160
	251,424	238,208	756,530	1,203,750
OPERATING PROFIT (LOSS)	33,218	41,356	125,860	(393,018)
Interest Expense	(322)	(1,973)	(1,117)	(8,625)
Other Non-Operating (Expense) Income, Net	(88)	698	1,058	887
EARNINGS (LOSS) BEFORE INCOME TAXES	32,808	40,081	125,801	(400,756)
INCOME TAX EXPENSE (BENEFIT)	8,460	7,468	32,155	(131,969)
NET EARNINGS (LOSS)	$24,348	$32,613	$93,646	$(268,787)
EARNINGS (LOSS) PER SHARE	$0.75	$0.96	$2.79	$(7.94)
EARNINGS (LOSS) PER SHARE ASSUMING DILUTION	$0.73	$0.96	$2.74	$(7.94)
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net Earnings (Loss)	$24,348	$32,613	$93,646	$(268,787)
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustment	(254)	198	93	(1,225)
Total Other Comprehensive (Loss) Income	(254)	198	93	(1,225)
Comprehensive Income (Loss)	$24,094	$32,811	$93,739	$(270,012)
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings (Loss)	$93,646	$(268,787)
Adjustments to Reconcile Net Earnings (Loss) to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	397,701	382,956
Other Depreciation and Amortization	51,729	50,699
Provision for Lease Merchandise Write-Offs	45,333	47,478
Accounts Receivable Provision	18,840	22,089
Stock-Based Compensation	9,863	9,324
Deferred Income Taxes	25,966	(83,278)
Impairment of Assets	3,937	469,783
Non-Cash Lease Expense	69,205	72,231
Other Changes, Net	(3,851)	1,398
Changes in Operating Assets and Liabilities:
Lease Merchandise	(519,139)	(309,745)
Accounts Receivable	(15,511)	(17,409)
Prepaid Expenses and Other Assets	(15,151)	5,552
Income Tax Receivable	(2,527)	636
Operating Lease Right-of-Use Assets and Liabilities	(78,641)	(81,240)
Accounts Payable and Accrued Expenses	22,917	33,745
Customer Deposits and Advance Payments	(13,923)	1,806
Cash Provided by Operating Activities	90,394	337,238
INVESTING ACTIVITIES:
Insurance Proceeds relating to Property, Plant and Equipment	373	—
Proceeds from Investments	1,974	—
Purchases of Property, Plant, and Equipment	(67,456)	(45,704)
Proceeds from Dispositions of Property, Plant, and Equipment	10,330	3,815
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	(6,934)	(2,875)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Disposed	158	358
Cash Used in Investing Activities	(61,555)	(44,406)
FINANCING ACTIVITIES:
Proceeds from Debt	—	5,625
Repayments on Debt	(740)	(61,515)
Dividends Paid	(6,770)	—
Acquisition of Treasury Stock	(81,740)	—
Issuance of Stock Under Stock Option Plans	1,876	—
Shares Withheld for Tax Payments	(2,729)	—
Net Transfers From Former Parent	—	148,189
Debt Issuance Costs	—	(1,020)
Cash (Used in) Provided by Financing Activities	(90,103)	91,279
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	(22)
(Decrease) Increase in Cash and Cash Equivalents	(61,277)	384,089
Cash and Cash Equivalents at Beginning of Period	76,123	48,773
Cash and Cash Equivalents at End of Period	$14,846	$432,862
The accompanying notes are an integral part of the Condensed Consolidated and Combined Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the novel coronavirus ("COVID-19") pandemic led to significant market disruption and has impacted various aspects of our operations, directly and indirectly. Throughout these notes to the condensed consolidated and combined financial statements, the impacts of the COVID-19 pandemic on the financial results for the three and nine months ended September 30, 2021 and comparable prior periods have been identified to the best of our ability under the respective sections. For a discussion of trends that we believe have affected our business as a result of the COVID-19 pandemic, see Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic," "Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Current Report on Form 10-K, filed with the United States Securities and Exchange Commission on February 23, 2021 (the "2020 Annual Report").
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
Description of Business
Aaron's is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions generally focused on serving the large, credit-challenged segment of the population. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, including furniture, appliances, electronics, computers and a variety of other products and accessories. In addition, the Company's business includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The following table presents store count by ownership type:

Stores as of September 30 (Unaudited)	2021	2020
Company-operated Stores	1,084	1,086
Franchised Stores	237	308
Systemwide Stores	1,321	1,394
Basis of Presentation
The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020, and three and nine months ended September 30, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated and combined financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The historical results of operations and cash flows of the Company prior to the separation and distribution presented in these condensed consolidated and combined financial statements may not be indicative of what they would have been had the Company been an independent standalone entity, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
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
The accompanying unaudited condensed consolidated and combined financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated and combined financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results for the full year.
Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation. For all periods prior to September 30, 2021, the Company presented the additions to lease merchandise and the book value of lease merchandise sold or disposed as separate lines within operating activities in the condensed consolidated and combined statements of cash flows. Effective with the nine months ended September 30, 2021, the Company revised its presentation of changes to lease merchandise to separately present the provision for lease merchandise write-offs, and combine the remaining operating activity-related changes in lease merchandise, with the exception of depreciation of lease merchandise, in a single line under changes in operating assets and liabilities in the condensed consolidated and combined statements of cash flows. This revised presentation and the related adjustments to the prior period presentation do not have an impact on cash provided by operating activities.

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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2021	2020	2021	2020
Weighted Average Shares Outstanding	32,485	33,842	33,513	33,842
Dilutive Effect of Share-Based Awards	703	—	703	—
Weighted Average Shares Outstanding Assuming Dilution	33,188	33,842	34,216	33,842
Approximately 0.2 million and 0.1 million weighted-average shares-based awards were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2021	December 31, 2020
Customers	$8,606	$8,399
Corporate	11,822	12,771
Franchisee	9,888	12,820
	$30,316	$33,990
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
The following table shows the components of the accounts receivable allowance:

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Beginning Balance	$7,613	$10,720
Accounts Written Off, net of Recoveries	(20,110)	(26,304)
Accounts Receivable Provision	18,840	22,089
Ending Balance	$6,343	$6,505
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Bad Debt (Reversal) Expense	$(728)	$933
Provision for Returns and Uncollectible Renewal Payments	19,568	21,156
Accounts Receivable Provision	$18,840	$22,089
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2021	December 31, 2020
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$465,833	$473,964
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	309,179	223,271
Lease Merchandise, net of Accumulated Depreciation and Allowances	$775,012	$697,235
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $20.7 million and $10.4 million as of September 30, 2021 and December 31, 2020, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
The Company's policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at both the Company's fulfillment centers and manufacturing facilities. Physical inventories are also taken at the manufacturing facilities annually. The Company also monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.
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
The following table shows the components of the allowance for lease merchandise write-offs:

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Beginning Balance	$11,599	$13,823
Merchandise Written off, net of Recoveries	(46,414)	(49,058)
Provision for Write-offs	45,333	47,478
Ending Balance	$10,518	$12,243
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2021	December 31, 2020
Prepaid Expenses[1]	$17,401	$17,411
Insurance Related Assets[1]	27,606	27,020
Company-Owned Life Insurance	15,275	16,223
Assets Held for Sale	7,370	8,956
Deferred Tax Asset	7,014	7,014
Other Assets[1]	27,238	13,271
	$101,904	$89,895
1 During the second quarter of 2021, the Company recategorized items within the components of prepaid expenses and other assets. The presentation of prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassification has no impact on the total prepaid expenses and other assets balance as of December 31, 2020.
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, met the held for sale classification criteria as of September 30, 2021 and December 31, 2020. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale. Gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 5 to these condensed consolidated and combined financial statements) in the condensed consolidated and combined statements of earnings. Such gains and losses were not significant for the three and nine months ended September 30, 2021 and September 30, 2020.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Management estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below. The carrying amount of the properties held for sale as of September 30, 2021 and December 31, 2020 is $7.4 million and $9.0 million, respectively.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2021	December 31, 2020
Accounts Payable [1]	$76,876	$84,738
Estimated Claims Liability Costs	55,155	49,272
Accrued Salaries and Benefits	64,715	53,396
Accrued Real Estate and Sales Taxes[1]	24,947	23,968
Other Accrued Expenses and Liabilities[1]	37,511	19,474
	$259,204	$230,848
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
Goodwill
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company concluded that the need for an interim goodwill impairment test was triggered as of March 31, 2020. Factors that led to this conclusion included: (i) a significant decline in the Aaron's, Inc. stock price and market capitalization in March 2020; (ii) the temporary closure of all Company-operated store showrooms due to the COVID-19 pandemic, which impacted our financial results and was expected to adversely impact future financial results; (iii) the significant uncertainty with regard to the short-term and long-term impacts that macroeconomic conditions arising from the COVID-19 pandemic and related government emergency and executive orders would have on the financial health of our customers and franchisees; and (iv) consideration given to the amount by which the Aaron's Business reporting unit's fair value exceeded the carrying value from the October 1, 2019 annual goodwill impairment test.

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
The Company completed acquisitions of certain franchisees and third party rent-to-own stores subsequent to March 31, 2020, which resulted in a goodwill balance of $13.2 million and $7.6 million as of September 30, 2021 and December 31, 2020, respectively. The Company determined that there were no events that occurred or circumstances that changed during the three or nine months ended September 30, 2021 that would more likely than not reduce the fair value of its reporting unit below its carrying amount.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Related Party
The Aaron's Company was a related party to PROG Holdings prior to the separation and distribution date.
All intercompany transactions between the Company and PROG Holdings were included within invested capital in the historical combined balance sheets prior to the separation and distribution date, and are classified as changes in invested capital within stockholders' equity for the historical periods prior to the separation and distribution date. The total net effect of the settlement of these intercompany transactions is reflected in the condensed consolidated and combined statements of cash flows as a financing activity for the nine months ended September 30, 2020.
Corporate Allocations
The Company's previous operating model included a combination of standalone and combined business functions with PROG Holdings. The condensed consolidated and combined financial statements in the 2020 Annual Report include corporate allocations to the Company through the separation and distribution date for expenses related to activities that were previously provided on a centralized basis within PROG Holdings. These expenses primarily related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. See Note 12 to the consolidated and combined financial statements in the 2020 Annual Report for more information regarding stock-based compensation. Corporate allocations to the Company during the three and nine months ended September 30, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the condensed consolidated and combined statements of earnings and as an increase to invested capital in the historical condensed combined balance sheets prior to the separation and distribution date. General corporate expenses allocated to the Company during the three and nine months ended September 30, 2020 were $8.6 million and $20.4 million, respectively.
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
Post-Separation Arrangements
In connection with the separation and distribution, the Company entered into several agreements with PROG Holdings, which (i) govern the separation and our relationship with PROG Holdings after the separation, and (ii) provide for the allocation between the two companies of PROG Holdings' assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the separation. These agreements are further described in Note 14 to the consolidated and combined financial statements in the 2020 Annual Report. Amounts incurred and due to or from PROG Holdings for transition services were not significant during the three and nine months ended September 30, 2021.
Franchisee Acquisitions
The Company acquired the store operations of various Aaron's franchisees during the nine months ended September 30, 2021 and 2020, for a combined purchase price of $9.8 million and $5.5 million, respectively. The franchisee acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The primary tangible asset acquired as part of these transactions was lease merchandise and the primary intangible asset allocated to was customer contracts. The purchase price allocations are preliminary and are subject to change within the measurement period, which is up to one year from the acquisition date. The effect of these acquisitions on the condensed consolidated and combined financial statements for the nine months ended September 30, 2021 and 2020 was not significant.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2020	(895)	$(15,977)	$17,550	$—	$708,668	$1,881	$(797)	$711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,472)	—	(3,472)
Stock-Based Compensation	—	—	—	—	3,551	—	—	3,551
Issuance of Shares under Equity Plans	(114)	(2,729)	165	—	378	—	—	(2,186)
Acquisition of Treasury Stock	(252)	(6,280)	—	—	—	—	—	(6,280)
Net Earnings	—	—	—	—	—	36,323	—	36,323
Foreign Currency Translation Adjustment	—	—	—	—	—	—	127	127
Balance, March 31, 2021	(1,261)	$(24,986)	$17,715	$—	$712,597	$34,732	$(670)	$739,388
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,387)	—	(3,387)
Stock-Based Compensation	—	—	—	—	1,714	—	—	1,714
Issuance of shares under equity plans	—	—	45	—	1,202	—	—	1,247
Acquisition of Treasury Stock	(1,166)	(38,642)	—	—	—	—	—	(38,642)
Net Earnings	—	—	—	—	—	32,975	—	32,975
Foreign Currency Translation Adjustment	—	—	—	—	—	—	220	220
Balance, June 30, 2021	(2,427)	$(63,628)	$17,760	$—	$715,513	$64,320	$(450)	$733,515
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,247)	—	(3,247)
Stock-Based Compensation	—	—	—	—	2,757	—	—	2,757
Reclassification of liability awards to equity awards	—	—	—	—	1,841	—	—	1,841
Reissued Shares	—	—	3	—	83	—	—	86
Acquisition of Treasury Stock	(1,333)	(37,516)	—	—	—	—	—	(37,516)
Net Earnings	—	—	—	—	—	24,348	—	24,348
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(254)	(254)
Balance, September 30, 2021	(3,760)	$(101,144)	$17,763	$—	$720,194	$85,421	$(704)	$721,530

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock	Invested Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount
Balance, December 31, 2019	—	$—	$—	$837,800	$—	$—	$(19)	$837,781
Stock-Based Compensation	—	—	—	2,725	—	—	—	2,725
Net increase in Invested Capital	—	—	—	90,211	—	—	—	90,211
Net Loss	—	—	—	(323,774)	—	—	—	(323,774)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(1,754)	(1,754)
Balance, March 31, 2020	—	$—	$—	$606,962	$—	$—	$(1,773)	$605,189
Stock-Based Compensation	—	—	—	2,892	—	—	—	2,892
Net increase in Invested Capital	—	—	—	35,994	—	—	—	35,994
Net Earnings	—	—	—	22,374	—	—		22,374
Foreign Currency Translation Adjustment	—	—	—	—	—	—	331	331
Balance, June 30, 2020	—	$—	$—	$668,222	$—	$—	$(1,442)	$666,780
Stock-Based Compensation	—	—	—	3,954	—	—	—	3,954
Net Increase in Invested Capital	—	—	—	22,340	—	—	—	22,340
Net Earnings	—	—	—	32,613	—	—	—	32,613
Foreign Currency Translation Adjustment	—	—	—	—	—	—	198	198
Balance, September 30, 2020	—	$—	$—	$727,129	$—	$—	$(1,244)	$725,885
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

(In Thousands)	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,499)	$—	$—	$(10,450)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$7,370	$—	$—	$8,956	$—
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Lease Revenues and Fees	$401,383	$384,183	$1,240,645	$1,153,799
Retail Sales	12,283	13,553	45,606	37,104
Non-Retail Sales	32,159	34,820	94,563	94,710
Franchise Royalties and Fees	6,147	8,079	19,109	18,168
Other	181	326	779	966
Total[1]	$452,153	$440,961	$1,400,702	$1,304,747
1 Includes revenues from Canadian operations of $5.5 million and $17.4 million during the three and nine months ended September 30, 2021, respectively ($5.5 million and $16.2 million during the three and nine months ended September 30, 2020, respectively). The revenues are primarily lease revenues and fees.
Lease Revenues and Fees
The Company provides lease merchandise, consisting of furniture, appliances, electronics, computers, and a variety of other products and accessories to its customers for lease under certain terms agreed to by the customer. The Company’s stores and its e-commerce platform offer leases with flexible ownership plans that can be renewed monthly up to 12, 18 or 24 months. The Company does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments through the end of the ownership plan. Our store-based operations also offer customers the option to obtain a membership in the Aaron’s Club program. The benefits to customers of the Club program are separated into three general categories: (a) product protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements and Aaron's Club program memberships are cancelable at any time by either party without penalty, and as such, we consider these offerings to be month-to-month arrangements.
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
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three and nine months ended September 30, 2021 and 2020. Included in lease revenues and fees above, the Company had $7.1 million and $20.1 million of other revenue during the three and nine months ended September 30, 2021, respectively ($6.5 million and $18.9 million during the three and nine months ended September 30, 2020, respectively) within the scope of ASC 606, Revenue from Contracts with Customers. Lease revenues and fees are recorded within lease and retail revenues in the accompanying condensed consolidated and combined statements of earnings.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to individual consumers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Sales of lease merchandise to franchisees and to other customers are recorded within non-retail sales and lease and retail revenues, respectively, in the accompanying condensed consolidated and combined statements of earnings. All retail and non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and nine months ended September 30, 2021 and 2020.

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
Substantially all franchise royalties and fees revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.8 million and $15.0 million during the three and nine months ended September 30, 2021, respectively, ($6.1 million and $13.7 million during the three and nine months ended September 30, 2020, respectively) is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated and combined statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchise loan program (the "Franchise Loan Facility") as described below with several of the banks in our Revolving Facility. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the Franchise Loan Facility, which would be due in full within 75 days of the event of default. During the third quarter of 2021, the Company reduced the total commitment under the Franchise Loan Facility, which expires on November 16, 2021, from $25.0 million to $15.0 million. We are able to request additional 364-day extensions of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any future extension or renewal of our Revolving Facility. At September 30, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $9.4 million. The Company is subject to financial covenants under the Franchise Loan Facility that are consistent with the Revolving Facility, which are more fully described in Note 8 to the consolidated and combined financial statements in the 2020 Annual Report.
The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, such losses could be material in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.2 million and $2.4 million at September 30, 2021 and December 31, 2020, respectively. The balances at September 30, 2021 and December 31, 2020 included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with an anticipated end to the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
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
At September 30, 2021 and December 31, 2020, the Company had accrued $1.6 million and $0.8 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $2.6 million.
At September 30, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
NOTE 5. RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 126 Company-operated stores during 2020 and the first nine months of 2021. As of September 30, 2021, we have identified approximately 45 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during 2021 and the first half of 2022. During the three and nine months ended September 30, 2020, we also further rationalized our store support center staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $2.2 million and $6.2 million were recorded for the three and nine months ended September 30, 2021 under the real estate repositioning and optimization restructuring program. Restructuring expenses were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure, continuing variable occupancy costs incurred related to closed stores, and losses on the sale of Company-operated stores located in markets we intend to exit in conjunction with our real estate repositioning strategy. Such losses were offset by gains related to the sale of vehicle and real estate assets previously impaired in conjunction with the repositioning and optimization program in prior periods.
As management continues to execute on its long-term plan, additional restructuring charges are expected to result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time as the specific relocation sites, with the exception of those sites noted above, have not yet been identified by management. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)
Total net restructuring expenses of $0.6 million and $1.6 million were recorded for the three and nine months ended September 30, 2021 under the 2019 restructuring program. Restructuring expenses were primarily comprised of continuing variable occupancy costs incurred related to closed stores. These costs were included in restructuring expenses, net in the condensed consolidated and combined statements of earnings. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords as well as continuing variable occupancy costs.
The following table summarizes restructuring charges for the three and nine months ended September 30, 2021 and 2020, respectively, under the Company's restructuring programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Right-of-Use Asset Impairment	$871	$892	$3,143	$19,526
Operating Lease Charges	1,495	1,748	4,246	4,318
Fixed Asset Impairment	212	216	628	3,168
Severance	11	986	161	5,711
Other Expenses	55	199	226	595
Loss (Gain) on Sale of Store Properties and Related Assets	255	—	(270)	—
Total Restructuring Expenses, Net[1]	$2,899	$4,041	$8,134	$33,318
1 Includes expenses related to our 2016 and 2017 restructuring programs as described within Note 11 to the consolidated and combined financial statements in the 2020 Annual Report, which were not significant during the three and nine months ended September 30, 2021.
To date, the Company has incurred charges of $46.8 million under the 2019 restructuring program, and $40.1 million under the real estate repositioning and optimization restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the activity for the nine months ended September 30, 2021 and the corresponding accrual balance as of September 30, 2021 for the restructuring programs:

(In Thousands)	Severance
Balance at January 1, 2021	$773
Restructuring Severance Charges	161
Payments	(934)
Balance at September 30, 2021	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. These risks and uncertainties include factors such as (i) any ongoing impact of the COVID-19 pandemic due to new variants or efficacy and rate of vaccinations, as well as related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of federal vaccine mandates on our workforce and whether additional government stimulus payments or supplemental unemployment benefits will be approved, and the nature, amount and timing of any such payments or benefits; (ii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as defined below) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iii) the failure of that separation to qualify for the expected tax treatment; (iv) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (v) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (vi) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (vii) risks associated with the challenges faced by our business, including the commoditization of consumer electronics and our high fixed-cost operating model; (viii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (ix) financial challenges faced by our franchisees; (x) increases in lease merchandise write-offs and the potential limited duration and impact of stimulus and other government payments made by the federal and state governments to counteract the economic impact of the COVID-19 pandemic; (xi) the availability and prices of supply chain resources, including products and transportation; and (xii) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated and combined financial statements as of and for the three and nine months ended September 30, 2021 and 2020, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2020 Annual Report.

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
Recent Restructuring Programs
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated a restructuring program in 2020 to optimize our Company-operated store portfolio. This restructuring program has resulted in the closure, consolidation or relocation of a total of 126 Company-operated stores during 2020 and the first nine months of 2021. We currently expect to close, consolidate, or relocate approximately 45 additional stores during 2021 and the first half of 2022. Additionally, from 2016 to 2019, we closed and consolidated a total of 294 underperforming Company-operated stores under similar restructuring initiatives. We will continue to evaluate our Company-operated store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
While not all specific locations have been identified under the real estate repositioning and optimization restructuring program, the Company’s current strategic plan is to remodel, reposition and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers. To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management.

Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As a result of the COVID-19 pandemic, we temporarily closed our showrooms in March 2020 and shifted to e-commerce and curbside service only for all of our Company-operated stores to protect the health and safety of our customers and associates, except where such curbside service was prohibited by governmental authorities. Since that time, we have reopened our store showrooms, but there can be no assurance that those showrooms will not be closed in future months, or have their operations limited, if, for example, there are new variants of the virus, vaccine efficacy weakens or we experience localized increases in infections or "additional waves" in the number of COVID-19 cases in the areas where our stores are located and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or limit their operations to protect the health and safety of our customers and associates. Furthermore, we have experienced disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, we are procuring inventory from alternative sources at higher costs. These developments continue to have an unfavorable impact on our generation of lease agreements.
The COVID-19 pandemic may impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of any continuing impact of the pandemic, which may be affected by the impact of federal vaccination mandates on our workforce and the successful distribution and efficacy of COVID-19 vaccines to our customers and associates, as well as any new variants of the virus, localized outbreaks or additional waves of COVID-19 cases, among other factors; (b) the impact of any such outbreaks on our customers, suppliers, and employees; (c) the nature of any government orders issued in response to such outbreaks, including whether we would be deemed essential, and thus, exempt from all or some portion of such orders; (d) the extent of the impact of additional government stimulus and/or enhanced unemployment benefits to our customers in response to the negative economic impacts of the COVID-19 pandemic, as well as the nature, timing and amount of any such stimulus payments or benefits; and (e) supply chain disruptions for our business.
The following summarizes significant developments and operational measures taken by us in response to the COVID-19 pandemic:
•In our Company-operated stores, we are monitoring and limiting, where possible, associates' potential exposure to persons at or who may enter our stores, reviewing orders and industry-specific guidance from applicable federal and state laws, Occupational Safety and Health Administration regulations and Centers for Disease Control ("CDC") and state/local health authorities. Additionally, we are evaluating our existing COVID-19 prevention controls and the need for different or additional controls, and conducting periodic inspections at our stores to identify unhealthy conditions, work practices and work procedures related to COVID-19 to help ensure compliance with our COVID-19 policies and procedures. We have also installed protective plexiglass barriers at check-out counters, implemented enhanced cleaning and sanitization procedures, and reconfigured our showrooms in a manner designed to reduce COVID-19 transmission. We also require associates to adhere to the latest CDC and state/local health authorities guidelines with respect to social distancing and face coverings.
•In conjunction with the operational adjustments made at our Company-operated stores, we accelerated the national rollout of our centralized digital decisioning platform, which is an algorithm-driven lease decisioning tool used in our Company-operated stores that is designed to improve our customers' experiences by streamlining and standardizing the lease application decisioning process, shortening transaction times, and establishing appropriate transaction sizes and lease payment amounts, given the customer’s profile. We completed the national rollout during the second quarter of 2020, and that decisioning platform is now being utilized in all of our Company-operated and franchised store locations in the United States.
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
•Our management team and store support center associates are continuing to primarily work remotely through January of 2022. We expect that approximately 65% of our management and store support center associates will return to the office between two and five days a week in the first quarter of 2022, with the remainder working fully remote moving forward. Additionally, we reduced our corporate real estate footprint by electing to permanently vacate one of our leased administrative offices in Kennesaw, Georgia during the fourth quarter of 2020.
Coronavirus Legislative Relief
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020, the Consolidated Appropriations Act on December 27,

2020, and the American Rescue Plan Act of 2021 ("American Rescue Plan") on March 11, 2021. We believe a significant portion of our customers have received stimulus payments and/or federally supplemented unemployment payments, pursuant to these economic stimulus measures, which we believe enabled them to continue making payments to us under their lease-to-own agreements, despite the economically challenging times resulting from the COVID-19 pandemic. In addition to the stimulus payments mentioned above, we also believe that certain elements of the American Rescue Plan, primarily the temporary expansion of the child tax credit which increases the amount of the credit, makes the credit fully refundable, and allows for half of the credit to be paid in periodic installments beginning on July 15, 2021, may impact certain of our customers. Additionally, we may experience an increase in the exercise of early purchase options or decreases in the total number of new ownership plans, as customers could potentially opt to use such payments and credits to acquire merchandise outside of our LTO solutions.
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
The federal supplement to unemployment payments originally lapsed on July 31, 2020, but was extended on a prospective basis through September 6, 2021, although certain states decided to stop participation in the supplemental payments prior to that date. The current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us at recently experienced levels if the federal government does not continue supplemental measures or enact additional stimulus measures, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own agreements.
Highlights
The following summarizes significant financial highlights from the three months ended September 30, 2021:
•We reported revenues of $452.2 million in the third quarter of 2021 compared to $441.0 million for the third quarter of 2020, an increase of 2.5%. This increase is primarily due to a $13.7 million increase driven by a 4.6% increase in same store revenues, partially offset by lower customer payment activity during the quarter and the reduction of 79 franchised stores during the 15-month period ended September 30, 2021. The increase in same store revenues was primarily driven by a larger same store lease portfolio size, which ended the second quarter of 2021 at $100.4 million, up 8.7% compared to 2020, and ended the third quarter of 2021 at $99.6 million, up 6.1% compared to the third quarter of 2020. E-commerce revenues increased 13.3% compared to the prior year quarter and were 14.3% and 13.1% of total lease revenues and fees during the three months ended September 30, 2021 and 2020, respectively.
•Earnings before income taxes were $32.8 million in the third quarter of 2021 compared to $40.1 million during the prior comparable period. Earnings before income taxes during the third quarter of 2021 were negatively impacted by restructuring charges of $2.9 million and separation-related costs of $0.4 million. Operating results for the third quarter of 2020 were negatively impacted by restructuring charges of $4.0 million, separation-related costs of $1.2 million and retirement charges of $0.6 million.
•Earnings before income taxes were also impacted by the provision for lease merchandise write-offs as a percentage of lease revenues and fees, which increased to 4.9% for the three months ended September 30, 2021 compared to 2.4% for the comparable period in 2020. This increase was primarily driven by the normalization of customer payment activity during the third quarter of 2021 following a historically low provision for lease merchandise write-offs percentage for the third quarter of 2020, which we believe was driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020.
•Also impacting earnings before income taxes was the change in personnel costs, which increased by $5.1 million during the third quarter of 2021, despite lower than targeted staffing levels, due primarily to higher store-based wages, higher standalone public company costs and additional personnel to support our key strategic initiatives.

•Net earnings for the third quarter of 2021 were $24.3 million compared to $32.6 million in the prior year period. Diluted earnings per share for the third quarter of 2021 were $0.73 compared with diluted earnings per share of $0.96 in the prior year period.
•The Company repurchased 1,333,264 shares of common stock for $37.5 million during the three months ended September 30, 2021.
Key Metrics
Lease Portfolio Size. Our lease portfolio size represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any period, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, lease merchandise returns and write-offs, and customer early purchase option exercises. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the third quarter of 2021 with a lease portfolio size for all Company-operated stores of $132.2 million, an increase of 5.8% compared to the balance as of September 30, 2020.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator of the Company, as it provides management insight into our ability to collect customer payments, including contractually due payments and early purchase options exercised by our current customers. Additionally, this indicator allows management to gain insight into the Company's success in writing new leases into and retaining current customers within our customer lease portfolio.
For the three months ended September 30, 2021, we calculated this amount by comparing revenues for the three months ended September 30, 2021 to revenues for the comparable period in 2020 for all stores open for the entire 15-month period ended September 30, 2021, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2021, we calculated this amount by comparing revenues for the nine months ended September 30, 2021 to revenues for the nine months ended September 30, 2020 for all stores open for the entire 24-month period ended September 30, 2021, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 4.6% and 10.6% during the three and nine months ended September 30, 2021, respectively, compared to the prior year comparable periods.
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

Key Components of Earnings (Loss) Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated and combined results. The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the periods subsequent to December 1, 2020 and through September 30, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company.
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
For the three and nine months ended September 30, 2021 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings (loss) before income taxes were as follows:
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
Other Operating Expenses, Net. Other operating expenses, net includes occupancy costs (including rent expense, store maintenance and depreciation expense related to non-manufacturing facilities), shipping and handling, advertising and marketing, intangible asset amortization expense, professional services expense, bank and credit card related fees, an allocation of general corporate expenses from PROG Holdings for the periods prior to the separation and distribution date, and other miscellaneous expenses. Other operating expenses, net also includes gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment (to the extent such gains or losses are not related to assets that are a part of the Company's restructuring programs).
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
Impairment of Goodwill. There were no impairments of goodwill recorded during the first nine months of 2021. Impairment of goodwill is the write-off of our existing goodwill balance at March 31, 2020 that was recorded in the first quarter of 2020. Refer to Note 1 to the condensed consolidated and combined financial statements for further discussions of the interim goodwill impairment assessment and resulting impairment charge.
Retirement Charges. Retirement charges represent costs incurred during the third quarter of 2020 primarily associated with the planned retirement of certain executive-level employees in connection with the separation and distribution.
Separation Costs. Separation costs represent employee-related expenses associated with the spin-off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Interest Expense. Interest expense for the nine months ended September 30, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility (as defined below), as well as the amortization of debt issuance costs. Interest expense for prior year periods consists primarily of interest incurred on the fixed and variable rate debt agreements of Aaron's, Inc. All of the interest expense for the historical debt obligations of Aaron's, LLC has been included within the condensed consolidated and combined financial statements of the Company for the periods prior to the separation and distribution date because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of the Company.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Results of Operations – Three months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES:
Lease and Retail Revenues	$413,666	$397,736	$15,930	4.0%
Non-Retail Sales	32,159	34,820	(2,661)	(7.6)
Franchise Royalties and Other Revenues	6,328	8,405	(2,077)	(24.7)
	452,153	440,961	11,192	2.5
COSTS OF REVENUES
Cost of Lease and Retail Revenues	138,448	132,288	6,160	4.7
Non-Retail Cost of Sales	29,063	29,109	(46)	(0.2)
	167,511	161,397	6,114	3.8
GROSS PROFIT	284,642	279,564	5,078	1.8
Gross Profit %	63.0%	63.4%

OPERATING EXPENSES:
Personnel Costs	122,901	117,764	5,137	4.4
Other Operating Expenses, Net	105,428	105,364	64	0.1
Provision for Lease Merchandise Write-Offs	19,799	9,305	10,494	112.8
Restructuring Expenses, Net	2,899	4,041	(1,142)	(28.3)
Retirement Charges	—	574	(574)	nmf
Separation Costs	397	1,160	(763)	(65.8)
	251,424	238,208	13,216	5.5

OPERATING PROFIT	33,218	41,356	(8,138)	(19.7)
Interest Expense	(322)	(1,973)	1,651	83.7
Other Non-Operating (Expense) Income, Net	(88)	698	(786)	(112.6)

EARNINGS BEFORE INCOME TAXES	32,808	40,081	(7,273)	(18.1)

INCOME TAX EXPENSE	8,460	7,468	992	13.3

NET EARNINGS	$24,348	$32,613	$(8,265)	(25.3)%
nmf—Calculation is not meaningful
Revenues
The following table presents revenue by source for the three months ended September 30, 2021 and 2020:

			Change
	Three Months Ended September 30,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Lease Revenues and Fees	$401,383	$384,183	$17,200	4.5%
Retail Sales	12,283	13,553	(1,270)	(9.4)
Non-Retail Sales	32,159	34,820	(2,661)	(7.6)
Franchise Royalties and Fees	6,147	8,079	(1,932)	(23.9)
Other	181	326	(145)	(44.5)
Total Revenues	$452,153	$440,961	$11,192	2.5%

The change in lease revenues and fees and retail sales during the three months ended September 30, 2021 was primarily due to a 4.6% increase in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, which represented $13.7 million of the increase. The increase in same store revenues was driven primarily by a larger same store lease portfolio size to begin the quarter, partially offset by lower customer payment activity during the quarter. We believe that the increasing size of the lease portfolio was primarily due to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; and (b) new direct to consumer marketing programs in both in-store and e-commerce channels. Additionally, we believe that the lower customer payment activity was primarily due to lower government stimulus payments and supplemental federal unemployment benefits received by a significant portion our customers during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
E-commerce revenues increased 13.3% compared to the prior year quarter and were 14.3% and 13.1% of total lease revenues and fees during the three months ended September 30, 2021 and 2020, respectively.
The decrease in non-retail sales is primarily due to a $5.6 million decrease related to the reduction of 79 franchised stores during the 15-month period ended September 30, 2021, which was partially offset by higher product demand from franchisees due to similar factors that resulted in the lease portfolio size growth at Company-operated stores as described above.
The decrease in franchise royalties and fees is primarily the result of the reduction of 79 franchised stores during the 15-month period ended September 30, 2021.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

			Change
	Three Months Ended September 30,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$130,104	$124,495	$5,609	4.5%
Retail Cost of Sales	8,344	7,793	551	7.1
Non-Retail Cost of Sales	29,063	29,109	(46)	(0.2)
Total Costs of Revenues	$167,511	$161,397	$6,114	3.8%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs increased primarily due to a $4.3 million increase as a result of a higher lease portfolio size and a $2.7 million increase due to higher inventory purchase costs, partially offset by a $0.7 million decrease due to store closures and consolidations and a $1.0 million decrease due to lower levels of idle lease merchandise inventory.
Retail cost of sales. Retail cost of sales increased during the three months ended September 30, 2021 due to higher inventory purchase costs.
Non-retail cost of sales. The decrease in non-retail cost of sales during the three months ended September 30, 2021 is primarily attributable to the decrease in non-retail sales which was driven by the factors discussed above, mostly offset by higher inventory purchase costs.
Gross Profit
Gross profit for lease revenues and fees was $271.3 million and $259.7 million during the three months ended September 30, 2021 and 2020, respectively, which represented a gross profit margin of 67.6% for both periods.
Gross profit for retail sales was $3.9 million and $5.8 million during the three months ended September 30, 2021 and 2020, respectively, which represented a gross profit margin of 32.1% and 42.5% for the respective periods. The decline in gross profit percentage is primarily due to higher inventory purchase costs in 2021 compared to the prior year comparable period.
Gross profit for non-retail sales was $3.1 million and $5.7 million during the three months ended September 30, 2021 and 2020, respectively, which represented a gross profit percentage of 9.6% and 16.4% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to the prior year comparable period.
As a percentage of total revenues, gross profit declined to 63.0% during the three months ended September 30, 2021 compared to 63.4% for the comparable period in 2020. The factors impacting the change in gross profit are discussed above.

Operating Expenses
Personnel costs. Personnel costs increased by $5.1 million during the third quarter of 2021, despite lower than targeted staffing levels, due primarily to higher store-based wages, higher standalone public company costs and additional personnel to support our key strategic initiatives.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
Occupancy Costs	$43,607	$41,783	$1,824	4.4
Shipping and Handling	13,952	12,367	1,585	12.8
Advertising Costs	11,186	15,371	(4,185)	(27.2)
Intangible Amortization	1,202	1,640	(438)	(26.7)
Professional Services	3,818	1,919	1,899	99.0
Bank and Credit Card Related Fees	5,171	4,700	471	10.0
Gains on Dispositions of Store-Related Assets, net	(656)	(826)	170	20.6
Other Miscellaneous Expenses, net	27,148	28,410	(1,262)	(4.4)
Other Operating Expenses, net	$105,428	$105,364	$64	0.1%
As a percentage of total revenues, other operating expenses, net decreased to 23.3% for the third quarter of 2021 from 23.9% in the same period in 2020.
Occupancy costs increased primarily due to higher store maintenance costs, higher rent and higher depreciation of leasehold improvements associated with newer store locations under our repositioning and optimization initiatives during the third quarter of 2021. These increases were partially offset by lower occupancy costs due to the planned net reduction of 14 Company-operated stores during the 15-month period ended September 30, 2021 and the closure of one of our leased administrative offices in Kennesaw, Georgia during the fourth quarter of 2020.
Shipping and handling costs increased primarily due to (a) higher fuel and distribution costs; (b) a 1.6% increase in deliveries; and (c) higher handling costs associated with a 7.1% increase in lease merchandise returns during the three months ended September 30, 2021 as compared to the same period in 2020.
Advertising costs decreased primarily due to an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs during the three months ended September 30, 2021 as compared to the same period in 2020.
Professional services increased $1.9 million during the three months ended September 30, 2021 due to higher standalone public company costs associated with third-party professional services.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. Expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees increased to 4.9% for the three months ended September 30, 2021 compared to 2.4% for the comparable period in 2020. This increase was primarily driven by the normalization of customer payment activity during the third quarter of 2021 following a historically low provision for lease merchandise write-offs percentage for the third quarter of 2020, which we believe was partially driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020.
Restructuring expenses, net. Restructuring activity for the three months ended September 30, 2021 resulted in expenses of $2.9 million, which were primarily comprised of $1.5 million of continuing variable occupancy costs incurred related to previously closed stores and $1.1 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021. Restructuring expenses for the three months ended September 30, 2020 were $4.0 million and were primarily due to the identification of stores for closure during the third quarter of 2020, as well as a change in estimates of future sublease activity for vacant properties which resulted in incremental expense.

Retirement Charges. Retirement charges represent costs incurred during the third quarter of 2020 primarily associated with the planned retirement of certain executive-level employees in connection with the separation and distribution.
Separation costs. Separation costs for the three months ended September 30, 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity. Separation costs for the three months ended September 30, 2020 represent employee-related expenses associated with the separation and distribution.
Operating Profit
Interest expense. Interest expense decreased to $0.3 million for three months ended September 30, 2021 from $2.0 million for the three months ended September 30, 2020, which is the result of the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution in the fourth quarter of 2020. Interest expense for the three months ended September 30, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility, as well as the amortization of debt issuance costs.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $0.1 million and net gains of $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Foreign currency remeasurement net losses and gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended September 30, 2021 or 2020.
Income Tax Expense
Income tax expense increased to $8.5 million during the three months ended September 30, 2021 compared to $7.5 million for the same period in 2020 due to an increase in the effective tax rate to 25.8% in 2021 from 18.6% in 2020. The increase in the effective tax rate is primarily related to the discrete income tax benefit of $2.0 million related to stock option exercises that decreased the effective tax rate during the three months ended September 30, 2020, combined with the impact of non-deductible expenses on earnings before income taxes during the three months ended September 30, 2021 compared to the same period in 2020.

Results of Operations – Nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
REVENUES
Lease and Retail Revenues	$1,286,251	$1,190,903	$95,348	8.0%
Non-Retail Sales	94,563	94,710	(147)	(0.2)
Franchise Royalties and Other Revenues	19,888	19,134	754	3.9
	1,400,702	1,304,747	95,955	7.4
COSTS AND EXPENSES
Cost of Lease and Retail Revenues	433,149	412,009	21,140	5.1
Non-Retail Cost of Sales	85,163	82,006	3,157	3.8
	518,312	494,015	24,297	4.9
GROSS PROFIT	882,390	810,732	71,658	8.8
Gross Profit %	63.0%	62.1%

OPERATING EXPENSES
Personnel Costs	369,190	351,905	17,285	4.9
Other Operating Expenses, Net	327,840	322,422	5,418	1.7
Provision for Lease Merchandise Write-Offs	45,333	47,478	(2,145)	(4.5)
Restructuring Expenses, Net	8,134	33,318	(25,184)	(75.6)
Impairment of Goodwill	—	446,893	(446,893)	nmf
Retirement Charges	—	574	(574)	nmf
Separation Costs	6,033	1,160	4,873	420.1
	756,530	1,203,750	(447,220)	(37.2)
OPERATING PROFIT (LOSS)	125,860	(393,018)	518,878	nmf
Interest Expense	(1,117)	(8,625)	7,508	87.0
Other Non-Operating Income, Net	1,058	887	171	19.3

EARNINGS (LOSS) BEFORE INCOME TAXES	125,801	(400,756)	526,557	nmf

INCOME TAX EXPENSE (BENEFIT)	32,155	(131,969)	164,124	nmf

NET EARNINGS (LOSS)	$93,646	$(268,787)	$362,433	nmf
nmf—Calculation is not meaningful

Revenues
The following table presents revenue by source for the nine months ended September 30, 2021:

			Change
	Nine Months Ended September 30,		2021 vs. 2020
(In Thousands)	2021	2020	$
Lease Revenues and Fees	$1,240,645	$1,153,799	$86,846	7.5%
Retail Sales	45,606	37,104	8,502	22.9
Non-Retail Sales	94,563	94,710	(147)	(0.2)
Franchise Royalties and Fees	19,109	18,168	941	5.2
Other	779	966	(187)	(19.4)
Total	$1,400,702	$1,304,747	$95,955	7.4%
Lease revenues and fees and retail sales increased during the nine months ended September 30, 2021 primarily due to a 10.6% increase in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, as well as early purchase options exercised, which represented $79.9 million of the increase, and the acquisition of franchised stores during the 24-month period ended September 30, 2021, which represented $14.9 million of the increase. The increase in same store revenues was driven by a larger same store lease portfolio size and strong customer payment activity, including retail sales and early purchase option exercises. We believe this was due in part to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; (b) new direct to consumer marketing programs in both in-store and e-commerce channels; (c) government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers; and (d) lower prior period revenues caused by the temporary closure of our showrooms and a shift to e-commerce and curbside service only for all of our Company-operated stores as described above in March of 2020. E-commerce revenues increased 22.7% compared to the prior year comparable period and were approximately 14.2% and 12.5% of total lease revenues and fees during the nine months ended September 30, 2021 and 2020, respectively.
The decrease in non-retail sales is due to a $16.2 million decrease related to the reduction of 104 franchised stores during the 24-month period ended September 30, 2021, mostly offset by higher product demand from franchisees due to similar factors that resulted in the lease portfolio size growth at Company-operated stores as described above.
The increase in franchise royalties and fees is primarily the result of stronger demand and customer payment activity during 2021 and the impact of the temporary royalty fee abatement offered by the Company from March 8, 2020 through May 16, 2020 in response to the COVID-19 pandemic, partially offset by the reduction of 104 franchised stores during the 24-month period ended September 30, 2021. We have provided no royalty fee abatements to our franchisees in 2021.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

			Change
	Nine Months Ended September 30,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$403,399	$388,289	$15,110	3.9%
Retail Cost of Sales	29,750	23,720	6,030	25.4
Non-Retail Cost of Sales	85,163	82,006	3,157	3.8
Total Costs of Revenues	$518,312	$494,015	$24,297	4.9%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs increased primarily due to a $8.9 million increase due to a larger lease portfolio size, a $9.8 million increase related to higher early purchase options exercised, and a $8.0 million increase due to higher inventory purchase costs, partially offset by a $6.8 million decrease due to store closures and consolidations and a $4.9 million decrease related to lower levels of idle lease merchandise inventory.
Retail cost of sales. Retail cost of sales increased primarily due to higher inventory purchase costs as well as an increase in retail sales as described above.

Non-retail cost of sales. The increase in non-retail cost of sales during the nine months ended September 30, 2021 is primarily attributable to higher inventory purchase costs, partially offset by the reduction of 104 franchised stores during the 24-month period ended September 30, 2021.
Gross Profit
Gross profit for lease revenues and fees was $837.2 million and $765.5 million during the nine months ended September 30, 2021 and 2020, respectively, which represented a gross profit margin of 67.5% and 66.3% for the respective periods. The improvement in gross profit percentage was primarily driven by strong customer payment activity and lower depreciation on idle lease merchandise inventory.
Gross profit for retail sales was $15.9 million and $13.4 million during the nine months ended September 30, 2021 and 2020, respectively, which represented a gross profit margin of 34.8% and 36.1% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to the prior year comparable period.
Gross profit for non-retail sales was $9.4 million and $12.7 million during the nine months ended September 30, 2021 and 2020, respectively, which represented a gross profit percentage of 9.9% and 13.4% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to the prior year comparable period.
As a percentage of total revenues, gross profit improved to 63.0% during the nine months ended September 30, 2021 compared to 62.1% for the comparable period in 2020. The factors impacting the change in gross profit are discussed above.
Operating Expenses
Personnel costs. Personnel costs increased by $17.3 million during the nine months ended September 30, 2021 due primarily to (a) higher store-based wages and performance-based compensation; (b) higher store labor hours as compared to the prior year comparable period, as personnel costs for the nine months ended September 30, 2020 reflected reduced store labor costs resulting from the temporary store closures; (c) higher standalone public company costs; (d) additional personnel to support our key strategic initiatives; and (e) cost cutting measures taken during 2020 in response to the COVID-19 pandemic that did not occur during 2021, including furloughing or terminating associates and instituting temporary salary reductions for executive officers.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2021	2020	$	%
Occupancy Costs	$129,232	$124,234	$4,998	4.0
Shipping and Handling	41,084	37,118	3,966	10.7
Advertising Costs	47,568	32,158	15,410	47.9
Intangible Amortization	4,485	5,114	(629)	(12.3)
Professional Services	10,014	25,233	(15,219)	(60.3)
Bank and Credit Card Related Fees	15,840	14,223	1,617	11.4
Gains on Dispositions of Store-Related Assets, net	(2,774)	(796)	(1,978)	(248.5)
Other Miscellaneous Expenses, net	82,391	85,138	(2,747)	(3.2)
Other Operating Expenses, net	$327,840	$322,422	$5,418	1.7%
As a percentage of total revenues, other operating expenses, net decreased to 23.4% for the nine months ended September 30, 2021 from 24.7% in the same period in 2020.
Occupancy costs increased primarily due to higher store maintenance costs, higher rent and higher depreciation of leasehold improvements associated with newer store locations under our repositioning and optimization initiatives during 2021. These increases were partially offset by lower occupancy costs due to the planned net reduction of 79 Company-operated stores during the 24-month period ended September 30, 2021 and the closure of one of our leased administrative offices in Kennesaw, Georgia during the fourth quarter of 2020. Additionally, occupancy costs for the nine months ended September 30, 2021 were higher than 2020 due to $1.9 million in rent concessions that were negotiated and realized with the landlords of Company-operated stores during 2020 in response to the economic uncertainty created by the COVID-19 pandemic.
Shipping and handling costs increased primarily due to higher fuel and distribution costs driven by a 5.6% increase in deliveries and inflationary fuel price increases during the nine months ended September 30, 2021 as compared to the same period in 2020.
Advertising costs increased primarily due to higher advertising spend related to the launch of a new marketing campaign during the second quarter of 2021, reduced vendor marketing contributions resulting from a general shift towards brand-focused digital and traditional media advertising spend and a reduction in marketing initiatives during the first half of 2020 as a result of the Company's cost cutting measures in response to the COVID-19 pandemic.
Professional services decreased during the nine months ended September 30, 2021 compared to the same period in 2020 due primarily to an early termination fee of $14.1 million for a sales and marketing agreement that was recorded during the first quarter of 2020.
Bank and credit card related fees increased during the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to higher utilization of credit and debit cards by our customers, a greater number of payments due to strong customer payment activity, and a greater number of customer leases added in the current year period.
Gains on asset dispositions increased primarily due to gains related to the sale of Company-owned vehicles.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The primary decrease was related to the reduction in the provision for franchisee-related losses during the nine months ended September 30, 2021 as compared to the additional allowances and reserves of $3.0 million recognized during nine months ended September 30, 2020 due to the significant uncertainty regarding the future financial health of certain franchisees as a result of the COVID-19 pandemic. The remaining expenses did not fluctuate significantly on an individual basis versus the prior year comparable period.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees decreased to 3.7% for the nine months ended September 30, 2021 compared to 4.1% for the comparable period in 2020. This decrease was primarily driven by strong customer payment activity, strong operational focus, and the impact of improved decisioning technology.
Restructuring expenses, net. Restructuring activity for the nine months ended September 30, 2021 resulted in expenses of $8.1 million, which were primarily comprised of $4.2 million of continuing variable occupancy costs incurred related to previously closed stores and $3.8 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021. Restructuring expenses for the nine months ended September 30, 2020 were $33.3 million, primarily due to the identification of stores for closure during the first nine months of 2020 as well as a change in estimates of future sublease activity for vacant properties which resulted in incremental expense.
Impairment of goodwill. During the first quarter of 2020, we recorded a loss of $446.9 million to fully write-off our existing goodwill balance as of March 31, 2020. Refer to Note 1 to the condensed consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Retirement Charges. Retirement charges represent costs incurred during the third quarter of 2020 primarily associated with the planned retirement of certain executive-level employees in connection with the separation and distribution.
Separation costs. Separation costs for the nine months ended September 30, 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity. Separation costs for the nine months ended September 30, 2020 consisted of employee-related expenses associated with the separation and distribution.
Operating Profit (Loss)
Interest expense. Interest expense decreased to $1.1 million for the nine months ended September 30, 2021 from $8.6 million for the nine months ended September 30, 2020, which is the result of the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution in the fourth quarter of 2020. Interest expense for the nine months ended September 30, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility, as well as the amortization of debt issuance costs.
Other non-operating income, net. Other non-operating income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $1.1 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the nine months ended September 30, 2021 or 2020.

Income Tax Expense (Benefit)
The Company recorded income tax expense of $32.2 million during the nine months ended September 30, 2021 compared to a net income tax benefit of $132.0 million for the same period in 2020. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $400.8 million during the period as well as discrete tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (a) waived the 80% taxable income limitation on the use of a net operating loss which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (b) provided that a net operating loss arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. Aaron's, Inc. elected to carryback its 2018 net operating loss of $242.2 million to 2013 which resulted in a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. The discrete tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013. The effective tax rate decreased to 25.6% for the nine months ended September 30, 2021 compared to 32.9% for the same period in 2020 due primarily to the impact of the discrete income tax benefit on our 2020 book loss as described above.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2020 to September 30, 2021 include:
•Cash and cash equivalents decreased $61.3 million to $14.8 million at September 30, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise increased $77.8 million due to higher lease merchandise purchases and costs, as the Company continues to normalize lease merchandise levels after experiencing supply chain disruptions resulting from the COVID-19 pandemic throughout 2020 and the first nine months of 2021. In addition, the Company continues to opportunistically acquire inventory for sale in the near term in anticipation of continuing supply chain disruptions and challenges.
•Operating lease right-of-use assets increased $19.4 million primarily due to additional real estate lease agreements and amendments executed during the nine months ended September 30, 2021, partially offset by regularly scheduled amortization of right-of-use assets and impairment charges recorded in connection with restructuring actions.
•Property, plant and equipment increased $14.0 million due to an increase in capital expenditures associated with the Company's real estate optimization strategy.
•Goodwill increased $5.6 million due primarily to the acquisitions of various franchisees during the nine months ended September 30, 2021.
•Treasury shares increased $85.2 million due primarily to the Company's repurchase of 2,751,474 shares of common stock for $82.4 million during the nine months ended September 30, 2021.
Liquidity and Capital Resources
General
Our primary uses of capital has historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for franchisee acquisitions. In 2021, the Company has also periodically repurchased common stock and paid quarterly cash dividends.
Prior to the separation and distribution transaction, our capital requirements were financed through:
•cash on hand;
•cash flows from operations;
•Aaron's, Inc. private debt offerings;
•Aaron's, Inc. bank debt; and
•Aaron's, Inc. stock offerings.
As of September 30, 2021, the Company had $14.8 million of cash and $232.7 million of availability under its $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"). We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility.

Cash Provided by Operating Activities
Cash provided by operating activities was $90.4 million and $337.2 million during the nine months ended September 30, 2021 and 2020, respectively. The $246.8 million decrease in operating cash flows was primarily driven by higher lease merchandise purchases and reductions in working capital, partially offset by improved lease portfolio performance resulting from a larger lease portfolio size and strong customer payment activity. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $61.6 million and $44.4 million during the nine months ended September 30, 2021 and 2020, respectively. The $17.1 million increase in investing cash outflows was primarily due to $21.8 million higher cash outflows for purchases of property, plant and equipment and $4.1 million higher cash outflows for the acquisition of businesses and customer agreements, partially offset by $6.5 million higher proceeds from the sale of property, plant and equipment during the nine months ended September 30, 2021 compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $90.1 million during the nine months ended September 30, 2021 compared to cash provided by financing activities of $91.3 million during the nine months ended September 30, 2020, respectively. The net cash outflows during the nine months ended September 30, 2021 were primarily driven by $81.7 million in share repurchases and $6.8 million in dividends paid. The net cash inflows during the nine months ended September 30, 2020 were primarily driven by net transfers from Former Parent of $148.2 million, partially offset by net repayments of debt of $55.9 million.
Share Repurchases
At management's request, during its March 2021 meeting, the Board of Directors of the Company (the "Board") authorized management to purchase the Company's common stock up to an aggregate amount of $150.0 million pursuant to a publicly announced share repurchase program. This authorization expires on December 31, 2023.
During the nine months ended September 30, 2021, the Company purchased 2,751,474 shares for $82.4 million. As of September 30, 2021, we have the authority to purchase additional shares up to our remaining authorization limit of $67.6 million. As of October 22, 2021, the Company had repurchased 3,034,097 shares for $90.4 million and had $59.6 million remaining under its $150.0 million share repurchase program.
Dividends
At its August 2021 meeting, the Board approved a quarterly dividend of $0.10 per share, which was paid to shareholders on October 5, 2021. Aggregate dividend payments for the nine months ended September 30, 2021 were $10.0 million. We expect to continue paying this quarterly cash dividend, subject to further approval from the Board.
Debt Financing
As of September 30, 2021, the Company did not have any outstanding borrowings under the Revolving Facility, under which all borrowings and commitments will mature or terminate on November 9, 2025. The total available credit under our Revolving Facility as of September 30, 2021 was $232.7 million, which was reduced by approximately $17.3 million for our outstanding letters of credit.
The Revolving Facility contains financial covenants, which include requirements that we maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00. If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at September 30, 2021.
Commitments
Income Taxes
During the nine months ended September 30, 2021, we made net income tax payments of $7.9 million. Within the next three months, we anticipate making estimated cash payments of $1.0 million for state income taxes and $0.2 million for Canadian income taxes.
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
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with banks that are parties to our Revolving Facility. During the third quarter of 2021, the Company reduced the total commitment under the Franchise Loan Facility, which expires on November 16, 2021, from $25.0 million to $15.0 million. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At September 30, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $9.4 million, which would be due in full within 75 days of the event of default.
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be material in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.2 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with an anticipated end to the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, the Company did not have any outstanding borrowings under its Revolving Facility. Borrowings under the Revolving Facility are indexed to the LIBO rate or the prime rate, which exposes us to the risk of increased interest costs if interest rates rise while we have outstanding borrowings. We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

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
This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the United States Securities and Exchange Commission’s rules and forms. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2021 through July 31, 2021	438,394	$29.65	438,394	$92,080,062
August 1, 2021 through August 31, 2021	408,180	28.06	408,180	80,627,135
September 1, 2021 through September 30, 2021	486,690	26.84	486,690	67,562,185
Total	1,333,264		1,333,264
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Form of Director Restricted Stock Unit Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

10.2
The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-39681), as filed with the Commission on July 14, 2021).

10.3*
First Amendment to the Credit Agreement among Aaron’s, LLC, The Aaron’s Company, Inc. (formerly Aaron’s SpinCo, Inc.) the several banks and other financial institutions from time to time party thereto and Truist Bank, as administrative agent, dated October 22, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	October 26, 2021	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2021	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)