Form 10-K
period 2021-12-31
Aaron's Company, Inc.
filed 2022-02-24
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                  to
Commission file Number. 1-39681

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 was $713,345,547 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 18, 2022, there were 30,978,324 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by The Aaron's Company, Inc. (the "Company") contain, or will contain, certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast," "outlook," or other similar words or phrases, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. In particular, information included under "Risk Factors," "Financial Statements and Supplementary Data," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in addition to the following other factors, risks, trends and uncertainties:
•the effect on our business from the COVID-19 pandemic and related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of the pandemic and such measures on: (a) demand for the lease-to-own products offered by the Company, (b) changes in lease merchandise write-offs and the provision for returns and uncollectible renewal payments, (c) our customers, including their ability and willingness to satisfy their obligations under their lease agreements, (d) our suppliers, including their ability to provide us with the merchandise we need to buy from them, (e) our team members, (f) our labor needs, including our ability to adequately staff our operations, (g) our revenue and overall financial performance and (h) the manner in which we are able to conduct our operations;
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
•our strategic plan failing to deliver the benefits and outcomes we expect, with respect to improving our business in particular, including components of that plan related to centralizing key processes, such as customer lease decisioning and payments, and real estate repositioning and consolidation;
•our ability to attract and retain key personnel;
•cybersecurity breaches, disruptions or failures in our information technology ("IT"), technology systems and our failure to protect the security of personal information about our customers;
•weakening general market and economic conditions, especially as they may affect retail sales, unemployment and consumer confidence or spending levels;
•the current inflationary environment could result in increased labor, raw materials or logistics costs that we are unable to offset or accelerating prices that result in lower lease volumes;
•supply chain delays and disruptions, including adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic;
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

•the risk that the proposed acquisition of Interbond Corporation of America, doing business as BrandsMart U.S.A. ("BrandsMart") will not be consummated in a timely manner or at all, or the Company’s failure to realize the benefits expected from the proposed acquisition, including projected synergies;
•the risk that the acquisition of BrandsMart, if consummated, will create risks and uncertainties which could materially and adversely affect our business and results of operations;
•our ability to successfully acquire and integrate businesses and to realize the projected results and expected benefits of acquisitions or strategic transactions;
•our ability to maintain or improve market share in the categories in which we operate despite heightened competitive pressure;
•our ability to improve operations and realize cost savings;
•our ability to access capital markets or raise capital, if needed;
•our ability to protect our intellectual property and other material proprietary rights;
•changes in our services or products;
•the possibility that the operational, strategic and shareholder value creation opportunities from the separation (as defined in Item 1. Business -Description of 2020 Spin-off Transaction) may not be achieved;
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

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "our Company", "The Aaron's Company," "Aaron's," "we," "us," "our" and similar expressions are references to The Aaron’s Company, Inc. and its consolidated subsidiaries, which holds, directly or indirectly, the assets and liabilities historically associated with the historical Aaron’s Business segment (the "Aaron’s Business") prior to the 2020 separation of the Aaron's Business segment from the Progressive Leasing and Vive segments further described below.
Our Company
The Aaron’s Company, Inc. is a leading, technology-enabled, omni-channel provider of lease-to-own (“LTO”) and purchase solutions of furniture, appliances, consumer electronics, and accessories. Since its founding in 1955, Aaron’s has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, with a focus on providing our customers with unparalleled customer service and an attractive value proposition, including competitive monthly payments and total cost of ownership as compared to other LTO providers, high approval rates, and lease plan flexibility. In addition, we offer a wide product selection, free prompt delivery, product setup, service and returns, and the ability to pause, cancel or resume lease contracts at any time with no penalty to the customer.
As of December 31, 2021, the Company had 1,074 Company-operated stores in 43 states and Canada, and 236 independently-owned franchised stores in 35 states and Canada.
BrandsMart Acquisition
On February 23, 2022, the Company entered into a definitive agreement to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. ("BrandsMart"). Founded in 1977, BrandsMart is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. Under the terms of the agreement, total consideration is approximately $230 million in cash, subject to certain closing adjustments, and the transaction is expected to close in the second quarter of 2022. The transaction remains subject to customary closing conditions, including obtaining applicable regulatory approvals.
Management believes that the acquisition will strengthen Aaron’s ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease to own and retail purchase options. Value-creation opportunities include leveraging Aaron’s lease-to-own expertise to provide BrandsMart's customers enhanced payment options and offering a wide selection of BrandsMart product assortment to millions of Aaron’s customers.
Description of 2020 Spin-off Transaction
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
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia Corporation ("Aaron's", "The Aaron's Company" or "the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company common stock for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company, Inc. became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange. References to PROG Holdings may refer to Aaron's, Inc. or Aaron's Holdings Company, Inc. for transactions, events, and obligations prior to the separation and distribution date or PROG Holdings, Inc. for transactions, events, and obligations of PROG Holdings at or subsequent to the separation and distribution date.

Strategic Plan
Our management team is committed to executing against the following core set of strategic priorities to further transform and grow the business:
•Align our Store Footprint to our Customer Opportunity – We continue to invest in our market strategy capabilities to make better-informed, evidence-driven decisions around store location. We are conducting a strategic review of our real estate portfolio, which we expect will increase profitability while successfully serving our markets through repositioning, remodeling, and consolidating our existing stores via our next-generation store concept ("GenNext"). The GenNext store concept features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. We expect that this strategy, together with our Aarons.com e-commerce platform and increased use of technology to better serve our customers, will enable us to reduce store count while continuing to better serve our existing markets, as well as attracting new customers and expand into new markets in the future. As of December 31, 2021, we have 116 GenNext stores in our portfolio, with plans to add an additional 120 GenNext concept stores by December 31, 2022.
•Simplify and Digitize the Customer Experience – We continue to provide an enhanced customer experience by developing and maintaining technologies that give the customer more access to what they want and need, and more control over the lease transaction. These technologies include data-enabled lease decisioning, fully transactional, on-line shopping and payment platforms that increase flexibility and customization for the customer. Further, we have meaningfully expanded the product assortment on Aarons.com by enhancing our marketplace capabilities by providing access to a larger variety of products without increasing our inventory. These initiatives are designed to allow our customers to transact and manage the payment process through their digital devices. We expect these initiatives to increase repeat business, reduce our customer acquisition cost, improve the performance of our customer lease portfolio and enhance the customer experience.
•Promote our Value Proposition to Attract New Customers to our Brand – We continue to develop innovative marketing campaigns that better illustrate our value proposition to new, existing, and previous Aaron’s customers. To do this, we utilize a broad spectrum of traditional and digital marketing communications, from national broadcast campaigns to local market media to increasing digital investments, allowing us to customize messages. Our communications are all designed to educate our target customers about our key competitive advantages. These advantages include competitive monthly payments and total cost of ownership as compared to other LTO providers, high approval rates and industry-leading customer service. We offer a wide product selection, free prompt delivery, product setup, service and returns, and the ability to pause, cancel or resume lease contracts at any time with no penalty to the customer. Additionally, to further our omnichannel efforts to reach customers where they prefer to shop, we have invested in a technology-driven sales program ("Inside Sales Program") that employs remote full and part-time sales representatives to help potential customers find the products they are seeking and assist them through the lease process. We believe this value proposition, supported by our advanced omnichannel capabilities and existing store and supply chain infrastructure, differentiates us from competitors and will drive new customers to both our e-commerce and in-store channels.
•Further environmental, social, and governance initiatives ("ESG") – We continue to invest in building a people-focused workplace culture and in opportunities to make a positive impact on the environment and the communities where our customers and team members live and work. To do this, in 2021, we completed maturity assessments for our compliance, enterprise risk management, and corporate governance programs and have developed roadmaps for enhancing these programs in 2022 and beyond. Also, in 2021, we conducted a strategic review of Aaron’s diversity and inclusion initiatives and then announced a new vision and strategy for the future of this program. In 2022, we plan to conduct maturity assessments for our safety and environmental management programs and to develop roadmaps for continued maturity of these program. Finally, we remain committed to contributing at least 1% of our annual, consolidated pre-tax profits to help build stronger communities. We expect these initiatives to continue improving the sustainability of Aaron’s.
Competitive Assets
We have a unique set of physical and intangible assets developed over decades in the LTO business, which are difficult, expensive, and time consuming to replicate. We have developed a comprehensive strategy to leverage these assets including the following:
•Our brand and physical presence in approximately 700 markets – With over 65 years in business, the Company is recognized nationwide as a leader in the LTO marketplace. This brand recognition has led to an approximate 67% repeat customer rate for the new leases we enter into, and as of December 31, 2021, our Company-operated and franchised stores had approximately 1.1 million customers with active leases. We believe the versatility of our business model enables us to successfully serve diverse markets including rural, suburban and urban markets, helping mitigate the impact of local economic disruptions resulting from specific industry economic cycles, weather, and other disruptive events.
•Industry leading technology and analytics – The Company has invested in technology to improve the customer experience and its operational execution. These investments include platforms for enhanced data analytics, data-enabled lease decisioning, digital customer onboarding, centralized payment processing and an e-commerce website that allows the customer to review and select merchandise, complete the lease application and, if approved, complete the LTO agreement and make the first lease payment on-line. Our technology-enabled platforms simplify the transaction and provide customers with enhanced transparency and flexibility throughout their lease, and provide management with information needed to optimize the financial performance of the business.
•Management teams with deep industry experience and customer relationships – The Company's stores are managed by a group of tenured managers and multi-unit leaders who have deep knowledge of the LTO transaction and operations, as well as experience with our overlooked and underserved customer base. Our high levels of customer service are enhanced by years of relationship building and LTO industry experience that is hard to replicate. Our average management tenure is as follows: 8 years for store managers; 10 years for regional managers; 15 years for area directors, 16 years for divisional vice presidents; and 23 years for our Chief Store Operations Officer.
•Last-mile, reverse logistics and refurbishment capabilities – We have approximately 2,300 delivery trucks located throughout our network enabling us to provide last-mile and reverse logistics capabilities in our markets. All Aaron’s stores have a dedicated logistics team and infrastructure that enable us to offer our customers complimentary, prompt delivery, in-home set-up, product repair or replacement services, and reverse logistics for the products our customers obtain from us. Our stores also include refurbishment operations for returned merchandise, allowing us to provide pre-leased products for lease or sales in our stores and maximize inventory utilization.
•In-house upholstered furniture and bedding manufacturing – Under our Woodhaven Furniture Industries ("Woodhaven") manufacturing division, we have the capacity to manufacture approximately 1.5 million units per year of furniture and bedding, utilizing over 800,000 square feet of manufacturing capacity in five primary furniture facilities and six mattress locations. In-house manufacturing provides control over quality and construction, fast response to changing customer tastes and market trends, reduced inventory fulfillment lead times, and mitigation of inventory supply disruptions.
Operating Segments
As of December 31, 2021, the Company has one operating and reportable segment ("Aaron's"), which is consistent with the current organizational structure and how the chief operating decision maker regularly reviews results to analyze performance and allocate resources.
The operating results of our reportable segment may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.
The Lease-to-Own Business Model
The LTO model offers customers an attractive alternative to traditional methods of purchasing furniture, appliances, electronics, computers and a variety of other products and accessories. In a standard LTO transaction, the customer has the option to acquire ownership of merchandise over a fixed term renewable lease-to-own plan, usually 12 to 24 months, typically by making weekly, semi-monthly, or monthly lease renewal payments. The customer also has the option to cancel the agreement at any time without penalty by returning the merchandise to the lessor and only making payments required for the accrued lease period. If the customer renews the lease for each periodic renewal period through the completion of the lease ownership plan, they then obtain ownership of the item. In addition, LTO transactions typically include early ownership options, free delivery and in-home set-up of the merchandise, free repairs when needed, and other benefits.
An LTO agreement provides flexibility, affordable payments, and no long-term commitment, and is available to all customers who are approved, including those who are credit challenged. Other consumers who find the LTO model appealing are those who have a temporary need for merchandise, those who want to try a product at home before committing to the full cost of ownership, and those who, despite access to credit, do not wish to incur additional debt. We believe the LTO value proposition results in high customer loyalty and repeat purchase behavior, which reduces customer acquisition costs and improves customer lifetime value.

LTO businesses benefit from relatively stable, renewable lease revenues and predictable cash flows provided by pools of lease agreements originated in prior periods. Our renewable lease revenue streams help insulate the business in times of macro-economic disruption and reduce reliance on current period sales and customer traffic for cash flows as compared to other retailing models. During the year ended December 31, 2021, approximately 89% of the Company's total revenue was generated from recurring revenue streams related to our contracted lease payments.
Our Market Opportunity
Our core customer base is principally comprised of overlooked and underserved consumers in the United States and Canada with limited access to traditional credit sources. According to Fair Isaacs Corporation, more than 100 million people in the United States either have no credit score or have a score below 650. Historically, during economic downturns, our customer base expands due to tightened credit underwriting by banks and credit card issuers, as well as employment-related factors which may impact customers’ ability to otherwise purchase products from traditional retailers using cash or traditional financing sources. We have stores strategically located in over 700 markets across the United States and Canada and are within five miles of 43.8% of U.S. households. Our stores are designed and merchandised to appeal to customers across different types of markets, including urban, suburban and rural markets.
Operations
Aaron's Omni-channel Operations
We are committed to providing our customers with an exceptional omni-channel platform which includes an in-store and on-line shopping experience that allows Aaron’s to engage customers in ways that are convenient and preferable for them. This platform includes a digital guided experience of the customer's LTO transaction through data-enabled lease decisioning, digital servicing and payment options, as well as a digitally streamlined shopping experience on our e-commerce website, Aarons.com. Aarons.com allows customers to seamlessly browse for merchandise, obtain approval for a lease, complete the lease transaction, and access on-line self-service of lease payments and account management. Additionally, our technology-driven Inside Sales Program is designed to help potential customers find the products they are seeking and assist them through the lease process. As a result of our technology-enabled omni-channel strategy, we are attracting more new and younger customers to our brand, and many of the Aarons.com transactions come from individuals who previously had not shopped at Aaron's.
As of December 31, 2021, we have stores located in 43 states and Canada, and our portfolio is comprised of 1,074 company-operated locations and 236 franchised locations, which are owned and operated by independent franchisees on a licensed basis. We have developed a distinctive store concept including specific merchandising standards, store designs, and flexible payment options, all designed to appeal to our customer base. Our typical store layout is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Most stores have at least two trucks for prompt last-mile delivery, service and return of product.
We have various levels of leadership that oversee our business operations, including divisional vice presidents, area directors and regional managers. At the individual store level, the general manager is primarily responsible for managing and supervising all aspects of store operations, including (a) customer relations and account management, (b) deliveries and pickups, (c) warehouse and inventory management, (d) merchandise selection, (e) employment decisions, including hiring, training and terminating store team members, and (f) certain marketing initiatives. General managers also administer the process of returning merchandise including making determinations with respect to inspection, product repair or replacement, sales, reconditioning and subsequent re-leasing.
We use management information systems to facilitate customer orders, lease renewal payments, merchandise returns and inventory monitoring. Substantially all of our stores are network-linked directly to corporate headquarters enabling us to monitor single store performance on a daily basis. This network system assists the general manager in (a) tracking merchandise on the showroom floor and warehouse, (b) minimizing delivery times, (c) assisting with product purchasing, and (d) matching customer needs with available inventory.
By leveraging our investments in technology, including Aarons.com, data-enabled lease decisioning, and our omni-channel customer service and payment platforms, we believe that we can serve our existing markets through a more efficient store portfolio while continuing to provide the high level of service our customers expect.

Lease Agreement Approval and Decisioning
The Aaron's lease decisioning solutions are core to managing the risk of our lease agreement portfolio. We have developed proprietary lease approval processes with respect to our U.S. Company-operated stores through a fully automated technology-driven algorithm-enabled centralized digital decisioning platform, which is designed to improve our customer experience by streamlining and standardizing the lease decisioning process and shortening transaction times. Customers receive lease approval decisions either on-line at Aarons.com enabling them to shop on Aarons.com, or at apply.aarons.com, a quick, convenient digital approval process that allows consumers to shop with approval in hand at an Aaron's retail location. Our lease decisioning solutions have allowed us to optimize approval rates, lease amounts, full ownership conversions, write-offs, and revenue outcomes. We believe continuous innovation and frequent enhancements to the Aaron's lease decisioning solutions gives us an edge over our competition.
At the core of the lease decisioning solutions are the Aaron's lease decisioning models. Our model development efforts utilize modern Artificial Intelligence and Machine Learning techniques. We utilize a multitude of traditional and alternative data sources in the model training process in an effort to maximize the predictive power of the decisioning models, while working with appropriate internal and external resources to assure compliant and consistent results. The combination of modern data science techniques and a wide breadth of data produces models that are highly capable of discerning lease applications that are likely to be profitable from lease applications that are not. Our technology platforms enable these models to produce decisions in real time for each lease application.
The second pillar of the Aaron's decisioning solution is a robust set of post-model processes that determine the appropriate lease amounts or product approvals depending on the risk associated with the application. Higher scored applications are eligible for larger lease amounts or product approvals.
Lastly, the Aaron's decisioning solution includes fraud prevention processes. Our fraud prevention processes focus on identity and the digital fingerprint associated with lease applications. To reduce our synthetic fraud risk exposure, we evaluate risks associated with emails, phones, and devices used in an application. We employ automated knowledge-based authentication depending on the fraud risk level of each lease application. We believe this authentication reduces our fraud risk while still offering a streamlined lease application experience for the consumer.
We continue to enhance our decisioning capabilities by adopting an iterative “test and learn” approach and expect that we will continue to drive positive outcomes through incremental enhancements. Franchised stores have also implemented this data-enabled decisioning platform in their stores as well. In addition to utilizing this decisioning platform, stores may occasionally complete the lease approval process by verifying the applicant’s employment, or other reliable sources of income, and using personal references, which was the approval method used by our stores prior to the implementation of our data-enabled digital decisioning platform.
Merchandising
We employ a merchandising strategy that spans three primary key product categories: furniture, home appliances and electronics. We have long-term relationships with many well-known and aspirational brands, including Samsung®, GE®, HP®, JBL®, Simmons®, Lane® and Ashley®. We purchase merchandise directly from manufacturers and local distributors at competitive prices. One of our largest suppliers is our own Woodhaven Furniture Industries manufacturing division, which supplies the majority of the bedding and a significant portion of the upholstered furniture we lease and sell. In recent years, we have strategically focused on growing the revenue contribution of furniture and appliances to align with macro-economic expansion in these categories and attract new customers. In addition, we have increased our product offerings through expanded assortment on Aarons.com and our in-store digital shopping platform.
The following table shows the percentage of our revenues attributable to different merchandise categories:

	Year Ended December 31,
Aaron's Merchandise Category	2021	2020	2019
Furniture	43%	44%	44%
Home appliances	31%	29%	27%
Electronics	23%	24%	26%
Other	3%	3%	3%
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
Franchising
As of December 31, 2021, we had 67 franchisees, who operate a total of 236 franchised store locations. We have existing agreements with our current franchisees to govern the operations of franchised stores. Our standard agreement is for a term of 10 years, with one ten-year renewal option, and requires our franchisees to operate in compliance with our policies and procedures. In collaboration with our franchisees, we are able to refine, further develop and test operating standards, marketing concepts and product and pricing strategies that we believe will ultimately benefit our company-operated stores. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue collections from their stores.
From time to time, we may enter into franchise agreements with new franchisees or purchase store locations from our franchisees. We have purchased 306 store locations from our franchisees since January 1, 2017. We have not entered into a franchise agreement with a new franchisee in more than five years. We will continue to assess opportunities to both acquire existing franchise locations and franchise new markets that we wish to develop.
Some qualifying franchisees took part in a financing arrangement we established with several financial institutions to assist our existing franchisees in establishing and operating their store(s). Under that arrangement, which was originally established in 1994, we provide guarantees to the financial institutions that provide the loan facilities for amounts outstanding under this franchise financing program. At December 31, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $8.3 million, all of which would be due within the next two years. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes that any future amounts to be funded by the Company in connection with these guarantees will be immaterial.
Manufacturing
Woodhaven Furniture Industries, our domestic manufacturing division, was established in 1982. Woodhaven consists of five furniture and six bedding manufacturing facilities totaling approximately 800,000 square feet of manufacturing space. Our in-house manufacturing capabilities help to ensure that during periods of supply chain volatility, we are better positioned to provide our stores with suitable inventory to meet customer demand. Substantially all the items Woodhaven produces continue to be leased or sold through our stores, including franchised stores. However, we also manufacture and sell furniture products to other retailers and directly to consumers on the Woodhaven direct-to-consumer site, woodhavenfurniture.com.
Woodhaven is a vertically integrated operation. Vertical integration enables us to better manage product availability, quality and cost with processes that include (a) digital design, construction and rendering, as well as physical prototyping, (b) cut and sew operation to process fabric and rolled goods into covers, (c) frame mill to process 100% of our frame components with hardwood and engineered panels, (d) foam fabrication operation to control foam and fiber quality, (e) product testing to assure product standards are met, and (f) multiple locations and material sources supports our business continuity planning.
Woodhaven produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics) and bedding (including standard sizes of mattresses and box springs). The furniture produced by our integrated manufacturing operations incorporates features that we believe result in enhanced durability and improved shipping processes, as compared to furniture we would otherwise purchase from third parties. These features include (a) standardized components, (b) reduced number of parts and features susceptible to wear or damage, (c) more resilient foam, (d) durable fabrics and sturdy frames that translate to longer life and higher residual value, and (e) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned, so that our stores can continue to offer that furniture to our customers at a relatively low price point.

Woodhaven is also able to generate ancillary income and right-size production by selling furniture to third parties, including large, national retailers. During each of the years ended December 31, 2021, 2020 and 2019, approximately 18%, 16%, and 8%, respectively, of total non-retail sales, which we define as sales of new merchandise to our franchisees and to third-party retailers, were generated by Woodhaven from sales to third-party retailers.
Lease Renewal
We continue to emphasize renewals-related compliance training, monitoring, and improvement initiatives, to ensure compliance with federal and state laws and regulations and our internal policies. One of the factors in the success of our operations is timely management of lease renewal payments, which are monitored by general managers and team members and our centralized Customer Retention team members. Customers who fail to make lease renewal payments are contacted within a few days after their renewal date to discuss working with them to find a way to keep their agreement active. When we have been unable to reach the customer by telephone, we may visit those customers at their residences to encourage them to keep their agreement active or potentially return the lease merchandise. Careful attention to managing lease renewal payments is particularly important in LTO operations, where the customer has the option to cancel the agreement at the conclusion of each periodic payment term by returning the product covered by the agreement, and each contractually due payment is considered a renewal of the agreement. Approximately 86% of the payments that we collect are via a payment card, which reduces our transaction costs and increases our efficiency. We continue to encourage customers to take advantage of the convenience of enrolling in our automatic payment program, and approximately 51% of our customer lease agreements are enrolled for automatic payments as of December 31, 2021.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues was 4.2%, 4.2% and 6.2% in 2021, 2020 and 2019, respectively. We believe that our renewals and recovery policies comply with applicable laws, and we discipline any employee we determine to have deviated from such policies.
Customer Success
Helping our customers achieve success throughout their lease-to-own journey is at the center of The Aaron's Mission: "To enhance people's lives by providing easy access to high quality products through affordable lease and purchase options".
We believe our strong focus on customer satisfaction generates repeat business and long-lasting relationships with our customers. Our customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include early purchase options, free delivery and set-up, free relocation of product to a new address within a specified geographic area, reinstatement options, product repair or replacement, access to digital tools to manage their account, and other discounts and benefits. Aaron's uncompromising focus on customers helps our customers to realize successful outcomes and yields a level of customer satisfaction that generates repeat business and a likelihood to recommend Aaron's to friends and family. Unlike traditional transactional retail sales, we have unique opportunity over the span of the LTO agreement to build a closer relationship with our customers, often celebrating, assisting, and supporting them through significant moments in their lives. During the year ended December 31, 2021, approximately 67% of the new lease agreements we entered into were with repeat customers.
We consider our store-based operations to be an important part of the communities we serve and treat all customers with respect. Customers who begin agreements on-line also have the support and service of a local store throughout the duration of the agreement. Our strong culture of customer service begins with our team members, both in our store-based operations and in our customer-facing contact centers, and requires that we develop skilled, empathetic team members who value our customers and who possess and project a genuine desire to understand and serve our customers’ needs. To meet this requirement, we maintain and continuously enhance a comprehensive team member development program for both new and tenured team members. This development program and our commitment to diversity and inclusion is designed to enable our team members to provide a friendly and welcoming environment for our customers as well as a compliant, consistent, and helpful customer service experience. Further details can be found within the "Human Capital Management" section below.
Our store-based operations also offer customers the option to obtain a membership in the Aaron’s Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (a) lease protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Club Program enrollment is optional and may be canceled by the member at any time.
The lease protection benefits may provide Club Program members with lease payment waivers for up to four months or a maximum of $1,000 on active customer lease agreements if the customer becomes unemployed or ill; replacement of the product if the product is stolen or damaged by an act of God; waiver of remaining lease payments on lease agreements where any member named on the lease agreement dies; and/or product repair or replacement for an extended period after the customer takes ownership. Club Program benefits vary by state.

Distribution for our Multi-Channel E-commerce and Store-based Operations
Our multi-channel e-commerce and store businesses utilize our 15 fulfillment centers to control merchandise and offer our customers a wide product assortment. These centers average approximately 124,000 square feet, giving us approximately 1,860,000 square feet of logistics capacity outside of our network of stores.
We believe that our network of fulfillment centers provides a strategic advantage over our competitors. Our distribution system allows us to deliver merchandise promptly to our stores to quickly meet customer demand and effectively manage inventory levels. Most of our contiguous U.S. stores are within a 250-mile radius of a fulfillment center, facilitating timely shipment of products to the stores and fast delivery of orders to customers.
We realize freight savings and inventory productivity through centralized distribution of merchandise by using fulfillment centers. We use various contract carriers to make deliveries weekly to our stores nationwide. A fleet of over 2,300 store-based delivery trucks provide industry leading heavy goods last mile delivery and reverse logistics for returned products and the servicing of products.
Human Capital Management
On December 31, 2021, we employed approximately 9,170 full-time and part time team members, the majority of which were full-time team members. Approximately 7,570 of our team members were store or divisional/regional staff, with the remainder being part of the store support, fulfillment center, service center, and Woodhaven employee bases. None of our team members are covered by a collective bargaining agreement, and we believe that our relations with team members are good, driven by our commitment to listen, learn, and continually improve.
Diversity and Inclusivity
We believe in being an inclusive workplace for all of our team members and are committed to having a diverse workforce that is representative of the customers that choose to shop with us in-store or online and the communities in which we operate our businesses. A variety of perspectives enriches our culture, leads to innovative solutions for our business, enables us to better meet the needs of a diverse customer base, and reflects the communities we serve. Our aim is to develop inclusive leaders and an inclusive culture, while also recruiting, developing, mentoring, training, and retaining a diverse workforce, including a diverse group of management-level team members. As of December 31, 2021, for the team members that disclosed this information, 31% of our total workforce was female, 27% of management (which we define as manager level team members and higher) was female, 43% of our total workforce was racially/ethnically diverse and 30% of management was racially/ethnically diverse. Approximately 20% of our total workforce and 21% of management did not disclosure their race/ethnicity.

Fostering a diverse and inclusive environment and creating a true sense of belonging are among our top priorities. Our Diversity and Inclusion Council, Employee Business Resource Groups (“EBRG”), and executive officers are dedicated to building diversity, inclusion, and belonging into all aspects of our operations and company culture.
Our diversity and inclusion initiatives include:
•Providing two executive sponsors, monetary, and other support to each of our EBRGs - the Aaron's Women's Leadership Network, Aaron's Black Leadership Exchange, Aaron's Pride Alliance, and Inspiring Growth and Unity at Aaron's for Latinos/Hispanics - that each allow a safe space for traditionally underrepresented team members to connect and discuss experiences, provide educational and motivational events, enable mentorship opportunities for team members, and support the Company’s objectives related to developing team members and creating diversity awareness;
•Expanding our EBRG programs to include professional development opportunities and launching campaigns to help raise awareness of our EBRGs;
•Creating more inclusive ways for team members to self-identify from a gender identity perspective;
•Supporting the Aaron's Diversity and Inclusion Council, which includes leaders from multiple functional areas and executive leadership, to provide management with support and oversight to our EBRGs;
•Celebrating cultural events led by our EBRGs, including but not limited to Black History Month, Women's History Month, National Hispanic Heritage Month, Pride Month, Día de los Muertos, Juneteenth, International Day of Tolerance, International Women's Day, Martin Luther King, Jr. Day, Veteran's Day, National Disability Independence Day, BIPOC Mental Health Awareness Month, and Family and Caregivers Month;
•Providing our full-time team members with a floating holiday that provides one additional day of leave time to celebrate a day that is special to them such as Martin Luther King, Jr. Day, Cinco de Mayo, International Women's Day, National Coming Out Day, etc.;
•Leveraging a strategic consulting firm to assist in defining and announcing our Company diversity and inclusion vision and strategic priorities, and developing a supporting initiatives roadmap to further embed diversity and inclusion throughout the team member lifecycle;
•Gathering team member sentiments regarding diversity and inclusion through an all-employee voluntary and anonymous survey, available to more than 9,000 team members, one-on-one interviews and focus groups, and leadership culture sessions to inform future diversity and inclusion planning and programming;
•Recruiting a diversity and inclusion role focused on advancing the Company's diversity and inclusion vision and strategic priorities;
•Utilizing diversity job boards to advertise job opportunities with the Company;
•Joining the Metro Atlanta Chamber's ATL Action for Racial Equity;
•Providing access to unconscious bias training for all people leaders across the Company through an e-learning platform;
•Expanding our efforts on learnings tied to diversity and inclusion, including a core learnings series identified in partnership with the EBRGs and investing in learning workshops for senior level managers;
•Conducting a talent review process designed to utilize a multi-factor approach to understand the talents of our team members and their potential to become future Company leaders.
Development and Career Opportunities
We believe in attracting top talent with a competitive wage and benefits offering and retaining them by providing an environment where team members can see that their career has a clear path of growth. To help facilitate that growth, we provide tools, resources and programs that adapt and grow with our team members. Our efforts include:
•Providing all store support team members and all management across the Company access to a library of more than 20,000 third-party courses enabling the development of new skills that contribute to career growth and development. In addition, this learning content is scanned and reviewed internally, leading to targeted library content that focuses on topics and content areas determined to be of greatest relevance and importance to the organization;

•Delivering an in-house designed continuous learning program to avail store team members a career path with the destination of their choosing while using custom learning solutions designed to add and confirm both competencies and proficiencies throughout all levels of their career. The learning takes a blended approach involving formal courses, self-directed learning, and on-the-job applications. In addition, the curriculum features internal experts educating and coaching others;
•Coordinating and enrolling training to all of our management-level team members in 2021, including compliance, ethics and leadership training;
•Providing team members with recurring training on critical issues such as safety and security, compliance, ethics and integrity, and information security;
•Gathering engagement feedback from our team members on a regular basis and responding to that feedback in a variety of ways including personal, one-on-one interactions, team meetings, leadership communications, and town hall meetings with team members, led by senior executives;
•Offering a tuition reimbursement program that provides eligible team members up to $3,000 per year for courses related to current or future roles at the Company;
•Offering health benefits for all eligible team members, including our eligible hourly store-based, fulfillment center, manufacturing, and call-center team members;
•Providing confidential counseling for team members through our Employee Assistance Program (“EAP”);
•Providing a comprehensive suite of wellbeing offerings, including unlimited health coaching sessions, unlimited financial coaching sessions with a certified financial planner, and emotional support through our EAP counseling sessions and unlimited behavioral health coaching sessions via text, at no cost to our team members;
•Providing paid parental leave – maternity, paternity and adoption;
•Providing paid time off (including for receiving the COVID-19 vaccine and volunteer activities in the community);
•Matching team members’ 401(k) plan contributions of up to 5% of eligible pay after one year of service;
•Offering an employee stock purchase program for eligible team members with a lookback and discount; and
•Providing employee discounts for merchandise purchased
We strive to help team members maintain job stability so they are encouraged to stay with the Company and positioned to grow their skills and knowledge on the job. To reduce team member turnover we engage in surveys with team members, conduct stay interviews to help identify any issues before they cause a team member to leave the Company, and review exit interview data, hotline calls and root cause analysis to help deter turnover. The 2021 annualized voluntary turnover rate in our stores and fulfillment centers was 72%, and the 2021 annualized involuntary turnover rate in the stores and fulfillment centers was 29%.
Health and Safety of Team Members and Customers
Aaron's takes the safety of our team members and our customers seriously. Aaron's policies and training programs support our health and safety practices. Throughout the year, team members complete compliance training relevant to their role. Completion of required compliance training is closely managed to ensure that team members have the required skills and knowledge to perform ethically and safely. Additional protocols were implemented in 2020 and remained in place throughout 2021 designed to protect the health and safety of our team members and customers in response to the global COVID-19 pandemic related to the novel coronavirus disease.
In our Company-operated stores, we are monitoring and limiting, where possible, team members' potential exposure to persons at or who may enter our stores, reviewing orders and industry-specific guidance from applicable federal and state laws, Occupational Safety and Health Administration regulations and Centers for Disease Control ("CDC") and state/local health authorities. Additionally, we continually evaluate our existing COVID-19 prevention controls and the need for different or additional controls, and conduct periodic inspections at our stores to identify unhealthy conditions, work practices, and work procedures related to COVID-19 to help ensure compliance with our COVID-19 policies and procedures.
Labor Practices and Human Rights
All of our team members earn more than the federal minimum wage. The average hourly wage of a full-time hourly operations employee in our Company-operated, stores and fulfillment centers, as of December 31, 2021, is $14.79, with a meaningful portion of those team members earning an average hourly wage of $15.50 or more. The average total compensation and benefits for a full-time hourly operations employee in our Company-operated stores and fulfillment centers is approximately $35,000 including wages, bonuses and benefits, such as paid time off.

Aaron’s respects the rights of workers who offer services and create the products that we purchase from our suppliers. We communicate our expectations to provide us with safe, energy-efficient, high-quality products, and we hold our suppliers to a high standard because we strive to be an example of good human rights and labor practices throughout our business activities. We take care in the selection of our suppliers, and we also communicate our expectations on social conditions, worker safety and integrity in the workplace, and compliance with applicable laws through our Supplier Code of Conduct. Our Supplier Code of Conduct outlines our expectations with respect to hiring practices, forced labor, child labor, discrimination, and other labor rights. Suppliers must comply with our Supplier Code of Conduct, conduct their business with a high level of integrity, and maintain accurate records to demonstrate that compliance. Specifically, we require our suppliers, in accordance with applicable laws, to meet the following standards per our Supplier Code of Conduct and standard terms and conditions:
•Treat all workers with dignity and respect;
•Provide a safe, healthy, and clean work environment;
•Provide safe and healthy housing if supplier provides residential housing for its team members;
•Provide a discrimination, harassment, and punishment free environment;
•Pay workers at least the minimum wage and benefits required;
•Follow minimum working hour restrictions;
•Prohibit child labor, forced labor and human trafficking; and
•Comply any with law (including any changes from time to time)
Our suppliers enter into a Master Supply Agreement with us in which they represent and warrant that all products are manufactured, packaged, tagged, and sold in compliance with all applicable laws and are legal for retail re-sale in each store that we operate without violation of any law. Specifically, all products must be packaged, labeled, and tested in compliance with all applicable laws, and the supplier must obtain and maintain all permits, licenses, certifications and registrations required by all applicable laws to provide their products.
From time to time, we are party to legal proceedings arising in the ordinary course of business, including those alleging employment discrimination or violations of wage-and-hour laws. During 2021, the total amount we paid to resolve proceedings alleging employment claims was immaterial to our earnings. In our efforts to have all team members comply with applicable employment-related laws, to drive positive workplace conduct, to strive to foster a fair and equitable workplace, and to reduce the number of employment discrimination claims brought against us, we provide a variety of resources, including non-discrimination and anti-harassment training as part of the Company’s mandatory compliance training, for all team members including team members in our call centers, fulfillment and service centers, store support center, and stores.
Competition
We operate in a highly competitive market with competition from national, regional and local operators of direct-to-consumer LTO stores and websites, virtual LTO companies, traditional and e-commerce retailers (including many that offer layaway programs, point of sale financing, and title or installment lending), traditional and on-line sellers of used merchandise, and various types of consumer finance companies that may enable our customers to shop at traditional or on-line retailers, as well as with rental stores that do not offer their customers a purchase option. We also compete with retail stores for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service, payment amounts, store location and terms, as well as total cost of merchandise ownership, the number and frequency of payments in lease ownership plans, and other factors.
Working Capital
Our LTO model results in us remaining the owner of merchandise on lease until the customer obtains ownership of the item; therefore, our most significant working capital asset is merchandise inventory on lease. Our store-based and e-commerce operations also require us to maintain significant levels of merchandise inventory available for lease to provide the service levels demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. We believe our cash on hand, operating cash flows, and availability under our credit agreement is adequate to meet our normal liquidity requirements.
Raw Materials
The principal raw materials we use in furniture manufacturing at Woodhaven are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We have a diverse base of suppliers; therefore, we are not dependent on any single supplier. The sourcing of raw materials from our suppliers is not overly dependent on any particular country. While we have not had any material interruptions in our manufacturing operations due to COVID-19 pandemic-related shortages of raw materials, there can be no assurances that disruptions to our supply of raw materials will not become more significant, or that the costs of those raw materials will not increase significantly, going forward due to inflation and the adverse impacts of the pandemic.
Seasonality
Our revenue mix is moderately seasonal. Adjusting for growth, the first quarter of each year generally has higher revenues than any other quarter. This is primarily due to realizing the full benefit of business that historically gradually increases in the fourth quarter as a result of the holiday season, as well as the receipt by our customers in the first quarter of federal and state income tax refunds. Our customers will more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. We expect these trends to continue in future periods.
Due to the seasonality of our business and the extent of the impact of additional government stimulus, and/or enhanced unemployment benefits to our customers in response to the economic impacts of the COVID-19 pandemic, results for any quarter or period are not necessarily indicative of the results that may be achieved for a full fiscal year.
Government Regulation
Our operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations, and are subject to oversight by various government agencies. In general, such laws regulate applications for leases, pricing, late charges and other fees, lease disclosures, the content of advertising materials, and certain lease renewal and collection procedures.
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
At the present time, no federal law specifically regulates the LTO transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as renewal activity, marketing disclosures to customers and customer contact may be subject to federal laws and regulation.
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
Additional regulations at both the state and federal level are under consideration, as the attention placed on financial services products and consumer debt transactions, including consumer debt collection practices, has grown significantly. We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our business, results of operations, or financial condition.
Federal regulatory authorities are increasingly focused on the subprime financial and credit-restricted marketplace within which much of our LTO customer base obtains products and services. Any of these agencies may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of training, monitoring and compliance.
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
Summary of Risk Factors
Risks Related to COVID-19
•The COVID-19 pandemic may have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flow in future periods and the availability of labor due to vaccine and other regulatory restrictions on employers and the workforce and the costs associated with complying with such regulations.
Risks Related to Our Business
•Federal and state regulatory authorities are increasingly focused on our industry, and in addition to being subject to various existing federal and state laws and regulations, we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, pricing restrictions, fines, penalties or other government-required payments by us, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may have a material adverse effect on our business, results of operations or financial condition.
•From time to time we are subject to regulatory and legal proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business.
•Certain judicial or regulatory decisions or laws may restrict or eliminate the enforceability of certain types of contractual provisions, such as mandatory arbitration clauses, designed to limit costly litigation, including class actions, as a dispute resolution method, which may have a material adverse effect on our business.
•Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
•The current inflationary environment could adversely impact our business through increased costs to attract and retain talent, increased raw material costs and logistical costs to get product from suppliers to customer’s homes, in each case, that we are unable to offset, and through acceleration of prices which could result in lower lease volumes.
•Our inability to recruit and retain qualified team members or violations by us of employment or wage and hour laws or regulations could have a material adverse effect on our business, results of operations or financial condition.
•The loss of the services of our key executives, or our inability to attract, develop and retain key talent could have a material adverse effect on our business and operations.
•If we do not maintain the privacy and security of customer, employee or other confidential information, due to cybersecurity-related "hacking" attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and/or damage to our reputation, any one of which could have a material adverse effect on our business, results of operations or financial condition.
•If our IT systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses, any of which could have a material adverse impact on our business, results of operations or financial condition.
•The acquisition of BrandsMart, if consummated will create risks and uncertainties which could adversely affect our business and results of operations.
•We face many challenges which could materially and adversely affect our overall results of operations, including the commoditization of certain product categories, increasing competition from a growing variety of sources, a decentralized, high-fixed-cost operating model, adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic, and lower lease volumes, and thus, less recurring revenues written into our customer lease portfolio.
•We continue to implement a strategic plan within our business that has changed, and is expected to continue to change, significant aspects of how our business has operated historically, and there is no guarantee that it will be successful.
•Our growth strategies may be unsuccessful if we are unable to identify and complete future acquisitions and successfully integrate acquired businesses or assets.
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
•Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us, which could have a material adverse effect on our business, results of operations or financial condition.
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
•Our business and operations are subject to risks related to climate change.
•The transactions offered to consumers by our business may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers, demand for our services and the transactions we offer could decrease and our business, results of operations or financial condition could be materially and adversely affected.
•We may engage in, or be subject to, litigation with our franchisees.
•Operational and other failures by our franchisees may adversely impact us.
•We are subject to laws that regulate franchisor-franchisee relationships. Our ability to enforce our rights against our franchisees may be adversely affected by these laws, which could impair our growth strategy and cause our franchise revenues to decline.
•Changes to current law with respect to the assignment of liabilities in the franchise business model could materially and adversely affect our profitability.
•The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions, and unfavorable economic conditions in the markets where we operate could materially and adversely affect our financial performance.
•The geographic concentration of our store locations may have an adverse impact on our financial performance due to economic downturns and serious weather events in regions where we have a high concentration of our stores.
•Our current insurance program may expose us to unexpected costs, including casualty and accident related self-insured losses, and negatively affect our financial performance.
•We are subject to sales, income and other taxes, which can vary from state-to-state and be difficult and complex to calculate due to the nature of our business. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
•Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny, and reputational harm.
Risks Related to the Separation and Distribution
•We have limited recent history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
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
•We cannot guarantee the timing, amount or payment of dividends on our common stock, or whether any dividends will be declared by our Board of Directors (our "Board").
•Our amended and restated bylaws designate the Georgia State-Wide Business Court in the State of Georgia as the exclusive forum for certain litigation, which may limit our shareholders’ ability to choose a judicial forum for disputes with us.
•Certain provisions in our articles of incorporation and bylaws, and of Georgia law, may deter or delay an acquisition of us.
Risks Relating to COVID-19
The COVID-19 pandemic may have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flow in future periods and the availability of labor due to vaccine and other regulatory restrictions on employers and the workforce and the costs associated with complying with such regulations.
The COVID-19 pandemic may have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flow in future periods. In March 2020, the COVID-19 pandemic was declared a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put into place, and others in the future may put into place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. In the general economy, these orders or restrictions, or the perception that these orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. Because of the size and breadth of this pandemic, all the direct or indirect consequences of COVID-19 are not yet known and may not emerge for some time.

As the virus continues to evolve in the United States, or if other pandemics, epidemics or similar public health threats (or fears of such events) were to occur, our business, results of operations or financial condition may be materially and adversely affected. The extent to which the COVID-19 pandemic or other similar public health threats would ultimately impact us will depend on a number of factors and developments that we are not able to predict or control, including, among others:
•the duration and severity of the outbreak, which could be affected by the impact of federal vaccination mandates, if issued, on our workforce and the successful distribution and efficacy of COVID-19 vaccines, as well as any new variants of the virus, localized outbreaks and whether there are further, additional "waves" of COVID-19 cases or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in some or all of the regions where our stores operate, and how widespread any such additional wave of infections may become;
•the impact of any such outbreaks on our customers, suppliers and team members; governmental, business and other actions in response to such outbreaks, including the possibility of additional state or local emergency or executive orders, including any stay-at-home orders, that, unlike governmental orders of that nature, may not deem our businesses to be essential, and thus, exempt from all or some portion of such orders;
•the health of and the effect of the COVID-19 pandemic on our workforce;
•whether there will be additional rounds of government stimulus and supplemental unemployment benefits in response to the COVID-19 pandemic, as well as the nature, timing and amount of such stimulus or unemployment payments; supply chain disruptions, including the inability of certain of our suppliers to timely fill our orders for merchandise; and
•the potential effects on our internal controls including those over financial reporting as a result of changes in working environments such as work-from-home or other remote working arrangements that are applicable to our team members.
In addition, if the COVID-19 pandemic creates disruptions or turmoil in the credit markets, it could adversely affect our ability to access capital on favorable terms, or at all, and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
In response to the COVID-19 pandemic, beginning in mid-March 2020, we largely shifted to e-commerce and curbside service for our company-operated stores to protect the health and safety of our customers and team members, except where such curbside service was prohibited by governmental authorities. While we have since reopened all of our store showrooms, there can be no assurances that these operations will continue to remain open if, for example, there are localized increases or additional "waves" in the number of COVID-19 cases and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms temporarily or otherwise limit their operations to protect the health and safety of our customers and team members, as we have done, for example, where we learn that an employee or customer who was in a store location has subsequently tested positive for COVID-19. Such governmental requirements or voluntary action could adversely impact future financial performance. Additionally, we have experienced disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, required us to procure inventory from alternative sources at higher costs.
In addition, factors that will negatively impact our ability to successfully maintain full operations during the current outbreak of COVID-19 or another pandemic, epidemic or similar public health threat include:
•the ability to attract customers to store showrooms given the risks, or perceived risks, of gathering in public places;
•the ability to recruit and retain team members to assist in the showrooms and fulfillment centers;
•government-imposed vaccine/testing mandates or similar state laws in the jurisdictions in which we operate, potentially resulting in shortages of COVID-19 vaccines or tests;
•increased operating costs and difficulty retaining and developing talent;
•supply chain delays and disruptions due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, or other pandemic-related risk mitigation limitations and restrictions; and
•fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending.
The COVID-19 pandemic has adversely impacted unemployment rates, consumer confidence and other aspects of the United States and many other economies, and may continue to do so for an extended period of time. Additionally, workforce costs associated with the COVID-19 pandemic, such as healthcare costs, paid leave, enhanced cleaning and sanitation and vaccine incentive programs, are higher. There may be further increases in unemployment, and further deterioration in other aspects of the economy, as the duration of the COVID-19 pandemic continues and/or its severity increases. Although we have experienced higher collection rates from our customers to-date, which we believe is due in part to government stimulus payments and enhanced unemployment benefits, there can be no assurances that continued high unemployment rates, a deterioration of consumer confidence or other adverse economic consequences of the COVID-19 pandemic will not have an unfavorable impact on our collections in future periods and/or the number of new leases that we generate, the size of our lease transactions, or other aspects of our performance, which could have an unfavorable impact on our business, results of operations, or financial condition.
We have offered, and are continuing to offer, programs to support our customers who are impacted by COVID-19 and its adverse economic impacts, including payment deferrals, which may negatively impact our business, results of operations or financial condition in the near term. Notwithstanding these customer support programs, a continuation or worsening of current economic conditions may result in lower consumer confidence and our customers not entering into new lease agreements with us or lease modifications, or refraining from continuing to pay their lease obligations at all, which may materially and adversely affect our business and results more substantially over a longer period.
The extent of the impact of the outbreak of COVID-19 on our business, results of operations or financial condition will depend largely on future developments, including the severity and duration of the outbreak in the U.S., which may be affected by the impact of federal vaccination mandates on our workforce and the successful distribution and efficacy of COVID-19 vaccines, as well as new variants of the virus, localized outbreaks and whether there are additional "waves" or other meaningful increases in the number of COVID-19 cases in future periods, whether COVID-19 vaccines and testing remains readily available, whether there will be additional rounds of government stimulus and/or supplemental unemployment payments and the amounts and durations of any such government stimulus, the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. COVID-19 presents material uncertainty and risk with respect to our business going forward and our future results of operations or financial condition.
Risks Relating to Our Business
Legal and Regulatory Risks
Federal and state regulatory authorities are increasingly focused on our industry, and in addition to being subject to various existing federal and state laws and regulations, we may be subject to new or additional federal and state laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, pricing restrictions, fines, penalties or other government-required payments by us, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may have a material adverse effect on our business, results of operations or financial condition.
Federal regulatory authorities such as the Federal Trade Commission (the "FTC") are increasingly focused on the subprime financial marketplace in which the LTO industry operates, and any of these federal agencies, as well as state regulatory authorities, may propose and adopt new regulations, or interpret existing regulations in a manner, that could result in significant adverse changes in the regulatory landscape for businesses such as ours. In addition, we believe, with increasing frequency, federal and state regulators are holding businesses like ours to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry have been adopted. We expect this increased focus by federal and state regulatory authorities to intensify under the Biden Presidential Administration. Regulators and courts may apply laws or regulations to our businesses in inconsistent or unpredictable ways that may make compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely impact the manner in which we operate. For more information, see "Business—Government Regulation."
Nearly every state, the District of Columbia, and most provinces in Canada specifically regulate LTO transactions. Furthermore, certain aspects of our business, such as the content of our advertising and other disclosures to customers about our LTO transactions; and our lease renewal and collection practices (as well as those of third parties), the manner in which we contact our customers, our decisioning process regarding whether to lease merchandise to customers, any payment information we may decide to furnish to consumer reporting agencies, and the manner in which we process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer data, which will result in increased regulatory oversight and litigation risks and increase our compliance-related costs in California. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Moreover, other states have adopted or may adopt privacy-related laws whose restrictions and requirements differ from those of the CCPA and CPRA, requiring us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance.
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
From time to time we are subject to regulatory and legal proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business, liquidity and capital resources.
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
Certain judicial or regulatory decisions may restrict or eliminate the enforceability of certain types of contractual provisions, such as mandatory arbitration clauses, designed to limit costly litigation, including class actions, as a dispute resolution method, which could have a material adverse effect on our business.
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require customers and team members to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. Recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, team members and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes, any of which could have a material adverse effect on our business.
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

Inflation Risk
Inflationary environment could adversely impact our business through increased cost to attract and retain talent, increased raw material costs, increased logistical costs to get product from suppliers to customer’s homes and the acceleration of prices beyond the norm resulting in lower lease volumes.
Our financial performance could be adversely impacted by relative rates of inflation, which are subject to market conditions. Labor shortages have increased the costs to attract and retain talent. Sign-on bonuses, enhanced wages and other inducements have increased our costs and are expected to continue to increase our costs, which could have an adverse effect on our margins and profitability and there can be no assurances that such measures will be adequate to attract and retain talent. Commodities used in some of our products, including our Woodhaven manufactured products, can be subject to availability constraints and price volatility caused by supply conditions, government regulations and general economic conditions and other unpredictable factors, which may further increase our costs. Our logistical costs related to transporting and shipping our merchandise to our distribution centers and store locations and delivery to our customers may increase. Additionally, the cost of construction materials we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct our new store concept or for re-engineering or remodeling an existing store and, as a result, could increase the investment required.
We have limited or no control over many of these inflationary forces on our costs. These inflationary pressures could impact our net sales and earnings. If the price of goods changes as a result of inflation, we may be unable to adjust our retail prices and lease rates accordingly, which could adversely impact our earnings. Changes in prices could also negatively impact our sales and earnings if our competitors react more aggressively or if our customers curtail entering into sales and lease agreements for the merchandise we offer or enter into agreements that generate less revenue for us, resulting in lower lease volumes.
Talent Management Risks
We depend on hiring an adequate number of hourly team members to run our business and are subject to government laws and regulations concerning these and our other team members, including wage and hour regulations. Our inability to recruit, select, train and retain qualified team members or violations by us of employment or wage and hour laws or regulations could have a material adverse effect on our business, results of operations or financial condition.
Our workforce is comprised primarily of team members who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, select, train, and retain a large number of hourly team members, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there has historically been significant competition for team members, including from retailers and restaurants. In addition, the potential for reinstatement of government stimulus programs and/or supplemental unemployment benefits paid during the COVID-19 pandemic may make it more difficult for us to attract candidates for our open hourly positions, depending on the amount and duration of those benefits, as we have experienced since the first round of government stimulus and enhanced unemployment benefits began to be paid in 2020. The lack of availability of an adequate number of hourly team members, or our inability to attract and retain them, or an increase in wages and benefits to attract and maintain current team members, or the impact of federal mandates on vaccines, masks and COVID-19 testing, could adversely affect our business, results of operations or financial condition. We are subject to applicable rules and regulations relating to our relationship with our team members, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, results of operations or financial condition.
The loss of the services of our key executives, or our inability to attract, develop and retain key talent could have a material adverse effect on our business and operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of these individuals without adequate replacement could adversely affect our business. Further, we believe that the unexpected loss of certain key talent in the future could have a material adverse effect on our business and operations. We do not carry key business person life insurance on any of our personnel. The inability to attract, develop and retain qualified individuals, or a significant increase in the costs to do so, could have a material adverse effect on our operations.
Risks Related to Cyber-Security and Technology
If we do not maintain the privacy and security of customer, employee or other confidential information, due to cybersecurity-related "hacking" attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and damage to our reputation, any one of which could have a material adverse effect on our business, results of operations or financial condition.
Our business involves the collection, processing, transmission and storage of customers’ personal and confidential information, including social security numbers, dates of birth, banking information, credit and debit card information, data we receive from consumer reporting companies, including credit report information, as well as confidential information about our team members, among others. Much of this data constitutes confidential personally identifiable information ("PII") which, if unlawfully accessed, either through a "hacking" attack or otherwise, could subject us to significant liabilities as further discussed below.
Companies like us that possess significant amounts of PII and/or other confidential information have experienced a significant increase in cybersecurity risks in recent years from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to IT systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, destroy or manipulate various types of information that we rely on, including PII and/or other confidential information. In addition, various third parties, including team members, contractors or others with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Any significant compromise or breach of our data security, whether external or internal, or misuse of PII and/or other confidential information may result in significant costs, litigation and regulatory enforcement actions and, therefore, may have a material adverse impact on our business, results of operations or financial condition. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded.
While we have implemented information security systems and processes (including engagement of third-party security services) to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. In addition, certain of our confidential information, and information regarding our customers, may be gathered, processed, and or/stored through, or on, the networks or other systems of third-party vendors or service providers whom we have engaged. While we endeavor to conduct due diligence on those third parties regarding their data security and protection policies and procedures, and the methods they use to safeguard such information, we ultimately do not, and are unable to, manage or control those third parties' efforts to safeguard against data security breaches or misuse of data, or data loss or theft, that may involve our confidential information or the confidential information of our customers. We maintain private liability insurance intended to help mitigate the financial risks of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents, and our exposure resulting from any serious unauthorized access to, or use of, secured data, or serious data loss or theft, could far exceed the limits of our insurance coverage for such events. Further, a significant compromise of PII and/or other confidential information could result in regulatory penalties and harm our reputation with our customers and others, potentially resulting in a material adverse effect on our business, results of operations or financial condition.
The regulatory environment related to information security, data collection and use, and consumer privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. For example, the CCPA, which became effective in January 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer and employee data; expose our operations in California to increased regulatory oversight and litigation risks; and increase our compliance-related costs. Compliance with changes in consumer privacy and information security laws may result in significant expense due to increased investment in technology, the development of new operational processes and oversight. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. We also have contractual obligations that might be breached if we fail to comply. A significant privacy breach or failure to comply with privacy and information security laws could have a material adverse effect on our reputation, business, results of operations or financial condition.
We also believe successful data breaches or cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general.

If our IT systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses.
We rely on our IT systems to carry out our in-store and e-commerce applicant decisioning process and to process transactions with our customers, including tracking and processing lease payments on merchandise, and other important functions of our business. Failures of our systems, such as "bugs", crashes, internet failures and outages, operator error, or catastrophic events, could seriously impair our ability to operate our business, and our business continuity and contingency plans related to such IT failures may not be adequate to prevent that type of serious impairment. If our IT systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales, including due to an interruption to our data-enabled lease decisioning and lease renewal and collection functions, and we could experience increased costs and expenses to remediate the problem. As we continue to centralize more of our operations, the risks and potential unfavorable impacts of systems failures will become more significant, and there can be no assurances that we can successfully mitigate such heightened risks.
BrandsMart Acquisition Risks
The consummation of the BrandsMart acquisition would create risks and uncertainties which could materially and adversely affect our business and results of operations.
After consummation of the BrandsMart acquisition, we expect to experience significantly more sales, and will have more assets and employees than we did prior to the transaction. The integration process will require us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of the BrandsMart business. There is a significant degree of difficulty and management involvement inherent in that process.
These difficulties include:
•integrating the operations of the BrandsMart business while carrying on the ongoing operations of our business;
•managing a significantly larger company than before consummation of the BrandsMart business;
•the possibility of faulty assumptions underlying our expectations regarding the integration process, including, among other things, unanticipated delays, costs or inefficiencies;
• the effects of unanticipated liabilities;
•operating a more diversified business;
•integrating two separate business cultures, which may prove to be incompatible;
•attracting and retaining the necessary personnel associated with the BrandsMart business;
•the challenge of integrating complex systems, IT systems, data privacy and security systems and our ability to maintain the privacy and security of BrandsMart's customer, employee or other confidential information; and
•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;
•integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.
As a private company, BrandsMart was not required to obtain an audit of its internal control over financial reporting or otherwise have such internal controls assessed, except to the extent required in connection with audits pursuant to GAAP; however, if the financial systems of the entities are being integrated into our financial systems, they would be subject to our internal control requirements.
If any of these factors limit our ability to integrate the BrandsMart business into our operations successfully or on a timely basis, the expectations of future results of operations, including certain run-rate synergies expected to result from the BrandsMart acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the BrandsMart acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.
We may be unable to realize the anticipated synergies or may incur additional and/or unexpected costs in order to realize them.
There can be no assurance that we will be able to realize the anticipated synergies from the BrandsMart acquisition in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We plan to implement a series of initiatives at the combined company that we expect to result in recurring, annual run-rate synergies. We expect to incur one-time, non-recurring costs to achieve such synergies. These or any other cost savings or operational improvements that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated synergies will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.
Operational and Strategy Risks
We face many challenges which could have a material adverse effect on our overall results of operations, including the commoditization of certain product categories, increasing competition from a growing variety of sources, a decentralized, high-fixed-cost operating model, adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic and lower lease volumes, and thus, less recurring revenues written into our customer lease portfolio.
Our business currently faces and may face new challenges relating to the commoditization of certain product categories. For example, due to an increasing supply of electronics, and retail strategies that include implementing frequent price-lowering sales and using certain electronics as "loss leaders" to increase customer traffic in stores, there is significant price-based competition or "commoditization" of electronics, particularly for televisions. We do not expect the commoditization of the electronics category to subside and it may expand to other product categories with increasing frequency in the future, including appliances and furniture. We also face competition from a growing variety of sources, including traditional and virtual LTO and rent-to-rent companies, buy now, pay later companies, traditional and "big-box" retailers, the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our Aarons.com e-commerce platform has been able to achieve to date, traditional and on-line providers of used goods, and indirectly from financing companies, such as payday and title loan companies, who provide customers with loans that enable them to shop at traditional retailers. This increasing competition from these sources may reduce our market share as well as our operating margins, and may have a material adverse effect on our overall results of operations. Many of the competitors discussed above have more advanced and modern e-commerce, logistics and other technology applications and systems that offer them a competitive advantage in attracting and retaining customers for whom we compete, especially with respect to younger customers. In addition, those competitors may offer a larger selection of products and more competitive prices.
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
Our business has a decentralized, high fixed cost operating model due to, among other factors, our significant labor related to our selling and lease renewal and collections functions, the costs associated with our last-mile delivery, our fulfillment centers and related logistics functions, and our manufacturing operations. That model may result in negative operating leverage in a declining revenue environment, as we may not be able to reduce or "deleverage" those fixed costs in proportion to any reduction in the revenues of our business, if at all, and our failure to do so may adversely affect our overall results of operations.
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
We have experienced and may continue to experience increases in the costs we incur to purchase certain merchandise that we offer for sale or lease to our customers, due to tariffs, increases in prices for certain commodities, COVID-19 related supply chain disruptions, and increases in the costs of transportation and shipping the merchandise to our distribution centers and store locations. We have limited or no control over many of these inflationary forces on our costs. In addition, we may not be able to recover all or even a portion of such cost increases by increasing our merchandise prices, fees, or otherwise, and even if we are able to increase merchandise prices or fees, those cost increases to our customers could result in the customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store revenues, revenues and profits.
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
With respect to centralizing key processes, we have implemented a data-enabled customer lease decisioning process in all of our company-operated stores, and in our franchised stores as well. We may not execute the procedural and operational changes and systems necessary to successfully implement the centralized decisioning initiative, and it is possible that data-enabled customer lease decisioning will not be as effective or accurate as the decentralized, store-based decisioning process we historically used in our business.
Regarding our real estate strategy, the buildout of our new store concept and operating model includes geographically repositioning a significant number of our store locations into larger buildings and/or into different geographic locations that we believe will be more advantageous, and also re-engineering and remodeling certain existing stores, to provide for larger selections of merchandise and other more complex features. We expect to incur significant capital costs, including build-out or remodeling costs for this new store concept and operating model and exit costs from the termination of current leases and sale of current properties. In addition, we have not historically managed or operated stores with larger footprints or more complex, re-engineered stores and operating models, and thus, we expect that our management team and store team members for those locations will need to adjust to managing and operating larger, more complex stores, and there can be no assurances that those stores will be successful.
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
Our growth strategies may be unsuccessful if we are unable to identify and complete future acquisitions and successfully integrate acquired businesses or assets.
We will consider potential acquisitions on a selective basis. From time-to-time we may approach, or may be approached by, other public companies or large privately-held companies to explore consolidation opportunities. There can be no assurance that we will be able to identify suitable acquisition opportunities in the future or that we will be able to consummate any such transactions on terms and conditions acceptable to us.
In addition, it is possible that we will not realize the expected benefits from any completed acquisition over the timeframe we expect, or at all, or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entail certain risks, including:
•unrecorded liabilities of acquired companies and unidentified issues that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller;
•greater than expected expenses such as the need to obtain additional debt or equity financing for any transaction;
•unfavorable accounting treatment and unexpected increases in taxes;
•adverse effects on our ability to maintain relationships with customers, team members and suppliers;
•inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;
•difficulty in assimilating the operations and personnel of an acquired company within our existing operations, including the consolidation of corporate and administrative functions;
•the challenge of integrating complex systems, IT systems, data privacy and security systems and our ability to maintain the privacy and security of BrandsMart's customer, employee or other confidential information;
•difficulty in conforming standards, controls, procedures and policies, business cultures and compensation structures;
•difficulty in identifying and eliminating redundant and underperforming operations and assets;
•loss of key team members of the acquired company;
•operating inefficiencies that have a negative impact on profitability;
•impairment of goodwill or other acquisition-related intangible assets;
•failure to achieve anticipated synergies or receiving an inadequate return of capital; and
•strains on management and other personnel time and resources to evaluate, negotiate and integrate acquisitions.
Our failure to address these risks or other problems encountered in connection with any future acquisition could cause us to fail to realize the anticipated benefits of the acquisitions, cause us to incur unanticipated liabilities and harm our business generally. In addition, if we are unable to successfully integrate our acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially and adversely affect our business, results of operations, financial condition, cash flows, our ability to introduce new services and products and the market price of our stock.
We would expect to pay for any future acquisitions using cash, capital stock, indebtedness and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient, we would expect to need additional debt or equity financing, which involves its own risks, such as the dilutive effect on shares held by our stockholders if we financed acquisitions by issuing convertible debt or equity securities, or the risks associated with debt incurrence.
Acquisitions place strains on our management and other personnel time and resources, and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support any of our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.
We could lose our access to third-party data sources, including, for example, those sources that provide us with data that we use as inputs into our centralized decisioning tools, which could cause us competitive harm and have a material adverse effect on our business, results of operations or financial condition.
We are heavily dependent on data provided by third-party providers such as customer attribute data provided by external sources, including for use as inputs in our centralized decisioning tools. Our centralized decisioning tools rely on these third-party data providers for data inputs that are a critical part of our centralized decisioning processes. Our data providers could experience outages or otherwise stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business, and our centralized decisioning processes in particular, would be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
The success of our business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing habits, our revenue may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in our business depends on our ability to successfully re-lease or sell our inventory of merchandise that is returned by customers that are unwilling or unable to continue making their lease renewal payments, or otherwise.
Our competitors could impede our ability to attract new customers, or cause current customers to cease doing business with us, which could have a material adverse effect on our business, results of operations or financial condition.
The industries in which we operate are highly competitive and highly fluid, particularly in light of the sweeping new regulatory environment we are witnessing from regulators such as the FTC, among others, as discussed above.
Our competitors include national, regional and local operators of LTO stores, virtual LTO companies that offer LTO options through traditional independent and “big-box” retailers, traditional and on-line providers of used goods and merchandise, buy now, pay later companies, traditional, “big-box” and e-commerce retailers (including retailers who offer layaway programs) and various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our inability to attract new customers, or loss of current customers, could have a material adverse effect on our business, results of operations or financial condition.
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
As a result of the shift in operations driven by the COVID-19 pandemic, we accelerated the rollout of similar centralized lease decisioning processes and tools in all of our Company-operated stores in the United States during April 2020 and finalized the rollout during the second quarter of 2020. We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the U.S. economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic, the reduction of any government stimulus programs, the resumption of any eviction proceedings, the resumption of student loan payments and changes in consumer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the COVID-19 pandemic, our decisioning process may require adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient.

Our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us, even after the COVID-19 pandemic subsides.
We believe our data-enabled customer lease decisioning process to be a key to the success of our business going forward. Even after the COVID-19 pandemic subsides, unexpected changes in behavior caused by macroeconomic conditions such as the U.S. economy experiencing a recession and job losses related thereto, increases in interest rates, inflationary pressures, reduced availability of government stimulus, resumption of eviction proceedings, resumption of student loan payments, changes in consumer preferences, availability of alternative products or other factors, could lead to increased incidence and costs related to defaulted leases and/or merchandise losses, including increased merchandise write-offs. Such unexpected changes in behavior caused by such factors could result in behaviors and attributes observed for prior customers no longer being indicative of performance by future customers, and thus, our data-enabled lease decisioning process not being as effective as we had expected.
Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and costs of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. Our stores, distribution centers and fulfillment centers may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage, loss or spoilage of inventory and business interruption caused by such events. In addition, consumers leaving coastal areas and those areas most impacted by climate change and relocating could cause greater concentration of our customers in certain markets potentially increasing our costs relating to our store relocation strategy if we have to relocate additional stores. We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance and merchandise. These events and their impacts could adversely affect our business, results of operations or financial condition.
Risks Related to Our Industry
The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers, demand for our services and the transactions we offer could decrease and our business, results of operations or financial condition could be materially and adversely affected.
Certain consumer advocacy groups, media reports, federal and state regulators, and certain candidates for political offices have asserted that laws and regulations should be broader and more restrictive regarding LTO transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as lease fees paid in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our LTO programs or the lack of viable alternatives for our customers’ needs. Although we strongly disagree with these characterizations, if the negative characterization of these types of LTO transactions becomes increasingly accepted by consumers, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, if the negative characterization of these types of transactions is accepted by regulators and legislators, or if political candidates who have a negative view of the LTO industry are ultimately elected, we could become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations or financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, or our franchisees, for example, to comply with the laws and regulations applicable to the traditional and/or e-commerce models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory could result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.

Risks Related to Our Franchisees
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
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not team members, and consequently we cannot and do not control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise revenues, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If our franchisees experience business or financial difficulties, including, for example, in connection with the COVID-19 pandemic, we could suffer a loss of franchisee fees, royalties, and revenues and profits derived from our sales of merchandise to franchisees, and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business, results of operations or financial condition could be adversely impacted.
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
Changes to current law with respect to the assignment of liabilities in the franchise business model could materially and adversely affect our profitability.
As of December 31, 2021 we have 67 franchisees that operate a total of 236 stores. One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged and questioned by the plaintiffs’ bar and certain regulators, and the outcome of these challenges and new regulatory positions remains unknown. If these challenges and/or new positions are successful in altering currently settled law, it could significantly change the relationship between us and our franchisees and the way we and other franchisors conduct business and adversely impact our profitability.
For example, a determination that we are a joint employer with our franchisees or that franchisees are part of one unified system with joint and several liability under the National Labor Relations Act, statutes administered by the Equal Employment Opportunity Commission, OSHA regulations and other areas of labor and employment law could subject us and/or our franchisees to liability for the unfair labor practices, wage-and-hour law violations, employment discrimination law violations, OSHA regulation violations and other employment-related liabilities of one or more franchisees. Furthermore, any such change in law would create an increased likelihood that certain franchised networks would be required to employ unionized labor, which could impact franchisors like us through, among other things, increased labor costs and difficulty in attracting new franchisees. In addition, if these changes were to be expanded outside of the employment context, we could be held liable for other claims against franchisees. If such changes occur, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines, penalties and civil liability, which could materially and adversely affect our results of operations.

General Risks
The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions, and unfavorable economic conditions in the markets where we operate could materially and adversely affect our financial performance.
The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions in the markets where we operate, such as levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, cost of food, energy, and housing and inflationary trends related thereto, recessions and fears of economic downturns, and consumer confidence in general, all of which are beyond our control. Unfavorable general economic conditions, due to any one or more of these or other factors, could cause our customers and potential customers to forego purchasing or leasing merchandise from us, or to decrease the amount of merchandise that they otherwise may purchase or lease from us, especially with respect to merchandise considered to be discretionary items. Such unfavorable economic conditions and their related impact on our customers’ confidence could result in lower lease renewal rates, fewer new leases being entered into, increases in product returns, decreases in collections, and larger merchandise write-offs, which could materially and adversely affect our business and financial results, including our revenue and profitability.
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
Employee misconduct could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny, and reputational harm.
Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our team members could engage in misconduct that adversely affects our reputation and business, or fail to follow our compliance policies and procedures related to our business operations, including with respect to lease originations and lease renewal and collections. For example, if one of our team members engages in discrimination or harassment in the workplace, or if an employee were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform team members of applicable rules or to detect violations of such rules. The precautions that we take to prevent and detect misconduct may not be effective in all cases. Misconduct by our team members who are directly or indirectly associated with our business, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business.
Risks Related to the Separation and Distribution
We have limited recent history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Our historical financial information prior to the separation included in this Annual Report on Form 10-K (the "Annual Report") is derived from the consolidated financial statements and accounting records of PROG Holdings (formerly known as Aaron’s Holdings Company, Inc., or Aaron’s, Inc. prior to the holding company formation). Accordingly, the historical financial information included in this Annual Report does not necessarily reflect the financial condition or results of operations that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
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
•Prior to the consummation of the separation on November 30, 2020, our business was integrated with the other businesses of PROG Holdings. Thus, we had shared economies of scope and scale in costs, team members, and certain vendor relationships. Although we entered into a transition services agreement with PROG Holdings in connection with the separation, these arrangements will be limited in duration and may not fully capture the benefits that we had enjoyed as a result of being integrated with PROG Holdings and may result in us paying higher charges than in the past for these services. This could have a material adverse effect on our business, results of operations, financial condition and the completion of the distribution.
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
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the separation has required significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (b) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of PROG Holdings; and (c) as a standalone company, our business is less diversified than PROG Holdings’ business prior to the separation and distribution.
In addition, the Progressive Leasing business of Aaron's Holdings Company, Inc. developed and has historically maintained the centralized lease decisioning tool used in the Progressive Leasing business, in our Aarons.com e-commerce offering and in our company-operated stores. This data-enabled lease decisioning tool has continued to be a key element of our operating model. As a standalone company, we may not be successful in maintaining, operating and revising the systems and procedures necessary to operate and utilize this data-enabled lease decisioning tool, and this decisioning tool may not be as predictive of our customers’ or applicants’ ability to satisfy their payment obligations to us once it is maintained, operated and revised by us as a separate, standalone company.
As a public company we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and our failure to do so could materially and adversely affect us.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to attest as to the effectiveness of our internal control over financial reporting. We will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company that is no longer a part of PROG Holdings.
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
In the future, shareholders' percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and team members. Our employees have stock-based awards that correspond to shares of our common stock as a result of conversion of their PROG Holdings stock-based awards and we anticipate that our compensation committee will continue to grant additional stock-based awards to our employees in the future. Such awards have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our amended and restated articles of incorporation allow us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
We cannot guarantee the timing, amount or payment of dividends on our common stock.
Although we expect to continue to pay a regular quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board. There can be no assurance that, as a standalone company, we will have sufficient liquidity to continue to pay cash dividends. Our Board's decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, corporate strategy, regulatory constraints, industry practice, statutory and contractual restrictions applying to the payment of dividends and other factors deemed relevant by our Board. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations and on our access to the capital markets. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Our amended and restated bylaws designate the Georgia State-wide Business Court in the State of Georgia as the exclusive forum for certain litigation, which may limit our shareholders’ ability to choose a judicial forum for disputes with us.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any shareholder (including a beneficial owner) to bring (a) any derivative action or proceeding brought on behalf of Aaron's, (b) any action asserting a claim of breach of a fiduciary or legal duty owed by any current or former director, officer, employee, shareholder, or agent of The Aaron's Company to The Aaron's Company or The Aaron's Company shareholders, including a claim alleging the aiding and abetting of any such breach of fiduciary duty, (c) any action asserting a claim against the Company, its current or former directors, officers, team members, shareholders, or agents arising pursuant to any provision of the Georgia Business Code or our articles of incorporation or bylaws (as either may be amended from time to time), (d) any action asserting a claim against us, our current or former directors, officers, team members, shareholders, or agents governed by the internal affairs doctrine, or (e) any action against us, our current or former directors, officers, team members, shareholders, or agents asserting a claim identified in O.C.G.A. § 15-5A-3 shall be the Georgia State-Wide Business Court. Our amended and restated bylaws also provide that, to the fullest extent permitted by law, if any action the subject matter of which is within the scope of the foregoing exclusive forum provisions is filed in a court other than the Georgia State-Wide Business Court, such shareholder shall be deemed to have consented to (i) the personal jurisdiction of the Georgia State-Wide Business Court in connection with any action brought in any such foreign court to enforce these exclusive forum provisions and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder’s counsel in the foreign action as agent for such shareholder. Our amended and restated bylaws also provide that the foregoing exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. These exclusive forum provisions will require our shareholders to bring certain types of actions or proceedings in the Georgia State-Wide Business Court in the State of Georgia and therefore may prevent our shareholders from bringing such actions or proceedings in another court that a shareholder may view as more convenient, cost-effective, or advantageous to the shareholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by these exclusive forum provisions.
Certain provisions in our articles of incorporation and bylaws, and of Georgia law, may deter or delay an acquisition of us.
Our articles of incorporation and bylaws, and Georgia law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our Board rather than to attempt a hostile takeover. These provisions include rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings and the right of our Board to issue preferred stock without shareholder approval. Georgia law also imposes some restrictions on mergers and other business combinations between any holder of 10 percent or more of our outstanding common stock and us.
We believe that these provisions will help to protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could deter or delay an acquisition that our Board determines is not in our best interests or the best interests of our shareholders. Accordingly, in the event that our Board determines that a potential business combination transaction is not in the best interests of us and our shareholders but certain shareholders believe that such a transaction would be beneficial to us and our shareholders, such shareholders may elect to sell their shares in us and the trading price of the Company's common stock could decrease.
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
Our principal executive office is located at 400 Galleria Parkway SE, Suite 300, Atlanta, Georgia 30339. Below is a list of our principal facilities that are operational as of December 31, 2021:

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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, results of operations or financial condition. However, an adverse resolution of a number of these items may have a material adverse impact on our business, results of operations or financial condition. For further information, see Note 9 in the accompanying consolidated and combined financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 3.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
Market Information, Holders, and Dividends
Effective November 25, 2020, The Aaron's Company, Inc. began trading as a standalone company and is listed on the NYSE under the symbol "AAN".
The number of shareholders of record of the Company's common stock at February 18, 2022 was 282.
Dividends will be payable only when, and if, declared by our Board and will be subject to our ongoing ability to generate sufficient income and free cash flow, any future capital needs and other contingencies. Under our revolving credit agreement, we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment.
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2021 through October 31, 2021	282,623	$28.16	282,623	$59,603,435
November 1, 2021 through November 30, 2021	—	—	—	59,603,435
December 1, 2021 through December 31, 2021	537,715	23.62	537,715	46,901,692
Total	820,338		820,338
1Share repurchases are conducted under authorizations made from time to time by our Board. The most recent authorization was publicly announced on March 3, 2021 and authorized the repurchase of shares up to a maximum amount of $150.0 million. Subject to the terms of our Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2023. Repurchases may be discontinued at any time.
Securities Authorized for Issuance Under Equity Compensation Plans
Information concerning the Company's equity compensation plans is set forth in Item 12 of Part III of this Annual Report on Form 10-K.

Performance Graph
Comparison of 13 Month Cumulative Total Return*
Among The Aaron's Company, Inc., the S&P Smallcap 600 Index, and S&P 600 Retailing Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/30/2020
12/31/2020
12/31/2021
The Aaron's Company, Inc.
S&P Smallcap 600
S&P 600 Retailing Index

*$100 invested on 11/30/2020 in stock or index, including reinvestment of dividends for the fiscal period ending December 31, 2021.
The line graph above and the table below compare, for the period immediately after the separation and distribution date through the remainder of the fiscal year ending December 31, 2020 and the fiscal year ending December 31, 2021, the dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Smallcap 600 Index and the S&P 600 Retailing Index.

	11/30/2020	12/31/2020	12/31/2021
The Aaron's Company, Inc	$100.00	$98.80	$130.33
S&P Smallcap 600	100.00	108.32	137.37
S&P 600 Retailing Index	100.00	107.39	155.30

ITEM 6. [RESERVED]
Not applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with other documents filed by The Aaron's Company, Inc. ("Aaron's" or "the Company") with the Securities and Exchange Commission (the "SEC") and the audited Consolidated and Combined Financial Statements and corresponding notes thereto included in Item 8 of this Annual Report on Form 10-K. A review of the Company’s fiscal 2021 performance compared to fiscal 2020 appears below under "Results of Operations," "Overview of Financial Position," and "Liquidity and Capital Resources." A review of the Company’s fiscal 2020 performance compared to fiscal 2019 can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021, which is hereby incorporated by reference.
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
Description of 2020 Spin-off Transaction
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
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings"). The separation of the Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia Corporation ("Aaron's", "The Aaron's Company", or the "Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company, Inc. common stock for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "our Company," and "the Company" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the assets and liabilities historically associated with the historical Aaron’s Business segment (the "Aaron’s Business") prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc. which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to the Company, and an allocation of expenses related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
Business Overview
Aaron's is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions of furniture, appliances, consumer electronics, and accessories. Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, with a focus on providing our customers with unparalleled customer service and an attractive value proposition, including competitive monthly payments and total cost of ownership as compared to other LTO providers, high approval rates, and lease plan flexibility. In addition, we offer a wide product selection, free prompt delivery, product setup, service and returns, and the ability to pause, cancel or resume lease contracts at any time with no penalty to the customer.
BrandsMart Acquisition
On February 23, 2022, the Company entered into a definitive agreement to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. ("BrandsMart"). Founded in 1977, BrandsMart is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. Under the terms of the agreement, total consideration is approximately $230 million in cash, subject to certain closing adjustments, and the transaction is expected to close in the second quarter of 2022. The transaction remains subject to customary closing conditions, including obtaining applicable regulatory approvals.
Management believes that the acquisition will strengthen Aaron’s ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease to own and retail purchase options. Value-creation opportunities include leveraging Aaron’s lease-to-own expertise to provide BrandsMart's customers enhanced payment options and offering a wide selection of BrandsMart product assortment to millions of Aaron’s customers.
Recent Store Restructuring Programs
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated restructuring programs in 2019 and 2020 to optimize our Company-operated store portfolio via our GenNext store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. These restructuring programs have resulted in the closure, consolidation or relocation of a total of 303 Company-operated store locations during 2019, 2020, and 2021. During 2021, the Company opened 69 new GenNext locations. Combined with the 47 locations open at the beginning of the year, total GenNext stores contributed 8.2% of total lease and retail revenues in 2021. We currently expect to close, consolidate or relocate approximately 60 additional store locations in the first half of 2022. We will continue to evaluate our Company-operated store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
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
Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
Our business continues to be impacted by the COVID-19 pandemic. While we have reopened our store showrooms following temporary closures of our showrooms in March 2020, there can be no assurance that those showrooms will not be closed in future months, or have their operations limited. For example, we may be required to close showrooms or limit operations in future months if there are new variants of the virus, vaccine efficacy weakens or we experience localized increases in infections or "additional waves" in the number of COVID-19 cases in the areas where our stores are located and, in response, governmental authorities issue orders requiring such closures or limitations on operations, or we voluntarily close our showrooms or limit their operations to protect the health and safety of our customers and team members. Furthermore, we have continued to experience disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, we are procuring inventory from alternative sources at higher costs. These developments could have an unfavorable impact on our generation of lease agreements.
As a result, the COVID-19 pandemic may continue to impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of any continuing impact of the pandemic, which may be affected by the impact of potential government-imposed vaccine or testing mandates on our workforce and the successful distribution and efficacy of COVID-19 vaccines to our customers and team members, as well as any new variants of the virus, localized outbreaks or additional waves of COVID-19 cases, among other factors; (b) the impact of any such outbreaks on our customers, suppliers, and team members; (c) the nature of any government orders issued in response to such outbreaks, including whether we would be deemed essential, and thus, exempt from all or some portion of such orders; (d) the extent of the impact of additional government stimulus and/or enhanced unemployment benefits to our customers in response to the negative economic impacts of the COVID-19 pandemic, as well as the nature, timing and amount of any such stimulus payments or benefits; and (e) supply chain disruptions in the markets in which we operate.

The following summarizes significant developments and operational measures taken by us in response to the COVID-19 pandemic:
•We maintain a comprehensive Program & Policy that is updated regularly to adapt to the ever changing COVID-19 landscape, which covers our prevention controls, support for getting vaccinated, reporting and responding to cases, and return-to-work criteria.
•We have established a COVID-19 Task Force that meets very regularly with Executive Management participants to ensure that our response to the fluid pandemic is timely and effective to ensure the safety of our associates and customers to the best of our ability.
•We track internal and external COVID-19 case trends to ensure our response efforts are adjusted based on regional and national needs across our footprint.
•In our Company-operated stores, fulfillment centers, service centers, manufacturing, and Store Support Center operations, we are monitoring for and adhering to applicable federal and state laws, Occupational Safety and Health Administration regulations and Centers for Disease Control ("CDC") and state/local health authorities.
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
The CARES Act also included several tax relief options for companies, which resulted in the following provisions available to the Company:
•Aaron's, Inc. elected to carryback its 2018 net operating losses of $242.2 million to 2013, generating a refund of $84.4 million, which was received in July 2020, and a discrete income tax benefit of $34.2 million recognized during the three months ended March 31, 2020. The discrete income tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013.
•Throughout 2020, the Company deferred all $16.5 million in payroll taxes that it was permitted to defer under the CARES Act, which generally applies to Social Security taxes otherwise due, with 50% of the tax paid prior to December 31, 2021 and the remaining 50% payable by December 31, 2022.
•Certain wages and benefits that were paid to furloughed team members were eligible for an employee retention credit of up to 50% of wages paid to eligible team members.
Separate from the CARES Act, the Internal Revenue Service extended the due dates for estimated tax payments for the first and second quarters of 2020 to July 15, 2020. Additionally, many states offered similar deferrals. The Company took advantage of all such extended due dates.
The federal supplement to unemployment payments originally lapsed on July 31, 2020 but was extended through September 6, 2021, although certain states decided to stop participation in the supplemental payments prior to that date. The current nature and/or extent of future stimulus measures, if any, remains unknown. We cannot be certain that our customers will continue making their payments to us at recently experienced levels if the federal government does not continue supplemental measures or enact additional stimulus measures, which could result in a significant reduction in the portion of our customers who continue making payments owed to us under their lease-to-own agreements.
Fiscal Year 2021 Highlights
The following summarizes significant highlights from the year ended December 31, 2021:
•We reported revenues of $1.85 billion in 2021 compared to $1.73 billion in 2020, an increase of 6.4%. This increase is primarily due to a 9.3% increase in same store revenues which resulted in a $92.3 million increase in lease and retail revenues, partially offset by the reduction of 99 franchised stores throughout 2020 and 2021. The increase in same store revenues was primarily driven by the size and quality of the same store lease portfolio, which began 2021 at $82.4 million, up 3.4% compared to the beginning of 2020, and ended 2021 at $86.8 million, up 5.3% compared to the end of 2020. E-commerce revenues increased 20.1% compared to the prior year period and were 14.3% and 12.7% of total lease revenues and fees during the years ended December 31, 2021 and 2020, respectively. During 2021, the Company opened 69 new GenNext locations. Combined with the 47 locations open at the beginning of the year, total GenNext stores contributed 8.2% of total lease and retail revenues in 2021.

•Earnings before income taxes were $145.9 million during 2021 compared to a loss before income taxes of $397.8 million in 2020. Earnings before income taxes during 2021 were negatively impacted by restructuring charges of $9.2 million and separation-related costs of $6.7 million. The Company's loss before income taxes during 2020 includes a goodwill impairment charge of $446.9 million, a $14.1 million charge related to an early termination fee for a sales and marketing agreement, restructuring charges of $42.5 million, retirement charges of $12.6 million, spin-related separation costs of $8.2 million and a $4.1 million loss on extinguishment of debt. We also recognized $4.9 million of incremental allowances for lease merchandise write-offs, franchisee accounts receivable, and reserves on the franchise loan guarantees during 2020 due to the potential adverse impacts of the COVID-19 pandemic.
•The provision for lease merchandise write-offs as a percentage of lease revenues and fees remained consistent at 4.2% for the years ended December 31, 2021 and 2020. The Company began to experience a normalization of customer payment activity during the third and fourth quarters of 2021 following historically low provision for lease merchandise write-offs percentages beginning with the second quarter of 2020 and continuing throughout the first half of 2021, which we believe was partially driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020 and 2021.
•Also impacting earnings before income taxes was the change in personnel costs, which increased by $18.8 million during 2021, despite lower than targeted staffing levels, due primarily to higher store-based wages and performance-based compensation, higher standalone public company costs, additional personnel to support our key strategic initiatives and the impact of cost cutting measures taken during 2020 in response to the COVID-19 pandemic that did not occur during 2021.
•Net earnings for 2021 were $109.9 million compared to a net loss of $265.9 million in 2020. Diluted earnings per share for 2021 were $3.26 compared with a diluted loss per share of $7.85 in 2020.
•The Company returned $113.1 million to our shareholders in 2021 through the repurchase of 3.6 million shares of common stock, which represented approximately 10% of the common stock outstanding as of December 31, 2020, and the payment of our quarterly cash dividends.
Key Performance Metrics
Company-operated and franchised store activity is summarized as follows:

	2021	2020	2019
Company-operated stores
Company-operated stores open at January 1,	1,092	1,167	1,312
Opened	—	4	—
Added through acquisition	11	15	18
Closed, sold or merged	(29)	(94)	(163)
Company-operated stores open at December 31,	1,074	1,092	1,167

Franchised stores
Franchised stores open at January 1,	248	335	377
Purchased by the Company	(11)	(15)	(18)
Closed, sold or merged	(1)	(72)	(24)
Franchised stores open at December 31,	236	248	335

Lease Portfolio Size. Our lease portfolio size represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, lease merchandise returns and write-offs, and customer early purchase option exercises. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the fourth quarter of 2021 with a lease portfolio size for all Company-operated stores of $136.3 million, an increase of 4.7% compared to the lease portfolio size as of December 31, 2020.
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
For the year ended December 31, 2021, we calculated this amount by comparing revenues for the year ended December 31, 2021 to revenues for the year ended December 31, 2020 for all stores open for the entire 24-month period ended December 31, 2021, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues increased 9.3% during the year ended December 31, 2021 compared to the prior year comparable period.
Key Components of Earnings (Loss) Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated and combined results. The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the periods subsequent to December 1, 2020 and through December 31, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company.
The combined financial statements prepared through November 30, 2020 include all revenues and costs directly attributable to the Company and an allocation of expenses of the Aaron's Business related to certain PROG Holdings corporate functions. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. The combined financial statements include assets and liabilities specifically attributable to the Company. All intercompany transactions and balances within the Company have been eliminated. Transactions between the Company and PROG Holdings that took place prior to the separation and distribution have been included as invested capital within the consolidated and combined financial statements.
For the year ended December 31, 2021 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings (loss) before income taxes were as follows:
Revenues. We separate our total revenues into three components: (a) lease and retail revenues; (b) non-retail sales; and (c) franchise royalties and other revenues. Lease and retail revenues primarily include all revenues derived from lease agreements at our company-operated stores and e-commerce platform, the sale of both new and returned lease merchandise from our company-operated stores and fees from our Aaron's Club program. Lease and retail revenues are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Non-retail sales primarily represent new merchandise sales to our franchisees and, to a lesser extent, sales of Woodhaven Furniture Industries ("Woodhaven") manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our franchisees and, to a lesser extent, the cost of Woodhaven's manufactured products sold to third-party retailers.
Personnel Costs. Personnel costs represents total compensation costs incurred for services provided by team members of the Company, as well as an allocation of personnel costs for PROG Holdings' corporate and shared function employees for the periods prior to the separation and distribution date.

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
Impairment of Goodwill. There were no impairments of goodwill recorded during 2021. Impairment of goodwill is the write-off of our existing goodwill balance at March 31, 2020 that was recorded in the first quarter of 2020. Refer to Note 1 to these consolidated and combined financial statements for further discussions of the interim goodwill impairment assessment and resulting impairment charge.
Retirement Charges. Retirement charges represent costs primarily associated with the retirement of the former Chief Executive Officer of Aaron's Holdings Company, Inc., as well as costs associated with the planned retirement of certain executive-level employees in connection with the separation and distribution.
Separation Costs. Separation costs represent expenses associated with the spin off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company in order to begin operating as an independent, standalone public entity.
Interest Expense. Interest expense for the year ended December 31, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility (as defined below), as well as the amortization of debt issuance costs. Interest expense for prior year periods consists primarily of interest incurred on the fixed and variable rate debt agreements of Aaron's, Inc. All of the interest expense for the historical debt obligations of Aaron's, LLC has been included within the consolidated and combined financial statements of the Company for the periods prior to the separation and distribution date because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of the Company.
Loss on Debt Extinguishment. Loss on debt extinguishment consists of the charges incurred related to the repayment and extinguishment of all indebtedness due under previous debt agreements of Aaron's, Inc. prior to the separation and distribution date
Other Non-Operating Income, Net. Other non-operating income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of company-owned life insurance related to the Company’s deferred compensation plan. This activity also included earnings on cash and cash equivalent investments.

Results of Operations
Results of Operations – Years Ended December 31, 2021 and 2020

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
REVENUES:
Lease and Retail Revenues	$1,691,057	$1,577,809	$113,248	7.2%
Non-Retail Sales	128,299	127,652	647	0.5
Franchise Royalties and Other Revenues	26,148	29,458	(3,310)	(11.2)
	1,845,504	1,734,919	110,585	6.4
COSTS OF REVENUES:
Cost of Lease and Retail Revenues	569,892	540,583	29,309	5.4
Non-Retail Cost of Sales	116,123	110,794	5,329	4.8
	686,015	651,377	34,638	5.3
GROSS PROFIT	1,159,489	1,083,542	75,947	7.0
Gross Profit %	62.8%	62.5%

OPERATING EXPENSES:
Personnel Costs	495,411	476,575	18,836	4.0
Other Operating Expenses, Net	434,491	419,108	15,383	3.7
Provision for Lease Merchandise Write-Offs	67,888	63,642	4,246	6.7
Restructuring Expenses, Net	9,218	42,544	(33,326)	(78.3)
Impairment of Goodwill	—	446,893	(446,893)	nmf
Retirement Charges	—	12,634	(12,634)	nmf
Separation Costs	6,732	8,184	(1,452)	(17.7)
	1,013,740	1,469,580	(455,840)	(31.0)

OPERATING PROFIT (LOSS)	145,749	(386,038)	531,787	nmf
Interest Expense	(1,460)	(10,006)	8,546	85.4
Loss on Debt Extinguishment	—	(4,079)	4,079	nmf
Other Non-Operating Income, Net	1,581	2,309	(728)	(31.5)

EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	145,870	(397,814)	543,684	nmf

INCOME TAX EXPENSE (BENEFIT)	35,936	(131,902)	167,838	nmf

NET EARNINGS (LOSS)	$109,934	$(265,912)	$375,846	nmf
nmf—Calculation is not meaningful

Revenues
The following table presents revenue by source for the years ended December 31, 2021 and 2020:

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Lease Revenues and Fees	$1,633,489	$1,530,464	$103,025	6.7%
Retail Sales	57,568	47,345	10,223	21.6
Non-Retail Sales	128,299	127,652	647	0.5
Franchise Royalties and Fees	25,129	28,212	(3,083)	(10.9)
Other	1,019	1,246	(227)	(18.2)
Total Revenues	$1,845,504	$1,734,919	$110,585	6.4%
Lease revenues and fees and retail sales increased during the year ended December 31, 2021, primarily due to a 9.3% increase in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, as well as early purchase options exercised, which represented $92.3 million of the increase, and the acquisition of franchised stores throughout 2020 and 2021, which represented $19.2 million of the increase. The increase in same store revenues was driven by a larger same store lease portfolio size and strong customer payment activity, including retail sales and early purchase option exercises. We believe this was due in part to (a) operational investments including the national rollout of our centralized digital decisioning platform and digital customer onboarding; (b) new direct to consumer marketing programs in both in-store and e-commerce channels; (c) government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers; and (d) lower prior period revenues caused by the temporary closure of our showrooms and a shift to e-commerce and curbside service only for all of our Company-operated stores as described above in March of 2020. E-commerce revenues increased 20.1% during 2021 compared to the prior year and were 14.3% and 12.7% of total lease revenues and fees during the years ended December 31, 2021 and 2020, respectively. During 2021, the Company opened 69 new GenNext locations. Combined with the 47 locations open at the beginning of the year, total GenNext stores contributed 8.2% of total lease and retail revenues in 2021.
The increase in non-retail sales is due to higher product demand from franchisees due to similar factors that resulted in the lease portfolio size growth at Company-operated stores as described above, mostly offset by a $21.3 million decrease related to the reduction of 99 franchised stores throughout 2020 and 2021.
Franchise royalties and fees decreased primarily due to a $5.4 million reduction resulting from the reduction of 99 franchised stores throughout 2020 and 2021, partially offset by stronger demand and customer payment activity during 2021 and the impact of the temporary royalty fee abatement offered by the Company from March 8, 2020 through May 16, 2020 in response to the COVID-19 pandemic. We have provided no royalty fee abatements to our franchisees in 2021.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$531,859	$510,709	$21,150	4.1%
Retail Cost of Sales	38,033	29,874	8,159	27.3
Non-Retail Cost of Sales	116,123	110,794	5,329	4.8
Total Costs of Revenues	$686,015	$651,377	$34,638	5.3%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs increased primarily due to a $16.2 million increase due to a larger lease portfolio size, an $11.5 million increase related to higher early purchase options exercised, and an $11.2 million increase due to higher inventory purchase costs, partially offset by a $12.8 million decrease due to store closures and consolidations throughout 2020 and 2021 and a $5.2 million decrease related to lower levels of idle lease merchandise inventory.
Retail cost of sales. Retail cost of sales increased primarily due to higher inventory purchase costs as well as an increase in retail sales as described above.

Non-retail cost of sales. The increase in non-retail cost of sales during the year ended December 31, 2021 is primarily attributable to higher inventory purchase costs, partially offset by the reduction of 99 franchised stores throughout 2020 and 2021.
Gross Profit
Gross profit for lease revenues and fees was $1.10 billion and $1.02 billion during the years ended December 31, 2021 and 2020, respectively, which represented a gross profit margin of 67.4% and 66.6% for the respective periods. The improvement in gross profit percentage was primarily driven by strong customer payment activity and lower depreciation on idle lease merchandise inventory in 2021 compared to 2020.
Gross profit for retail sales was $19.5 million and $17.5 million during the years ended December 31, 2021 and 2020, respectively, which represented a gross profit margin of 33.9% and 36.9% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to 2020.
Gross profit for non-retail sales was $12.2 million and $16.9 million during the years ended December 31, 2021 and 2020, respectively, which represented a gross profit percentage of 9.5% and 13.2% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2021 compared to 2020.
As a percentage of total revenues, gross profit improved slightly to 62.8% in 2021 from 62.5% in 2020. The factors impacting the change in gross profit are discussed above.
Operating Expenses
Personnel costs. As a percentage of total revenues, personnel costs decreased to 26.8% in 2021 compared to 27.5% in 2020. Personnel costs increased by $18.8 million during the year ended December 31, 2021 due primarily to (a) higher store-based wages and performance-based compensation; (b) higher store labor hours as compared to the prior year comparable period, as personnel costs for the year ended December 31, 2020 reflected reduced store labor hours resulting from the temporary store closures in 2020; (c) higher standalone public company costs; (d) additional personnel to support our key strategic initiatives; and (e) cost cutting measures taken during 2020 in response to the COVID-19 pandemic that did not occur during 2021, including furloughing or terminating team members and instituting temporary salary reductions for executive officers.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

			Change
	Year Ended December 31,		2021 vs. 2020
(In Thousands)	2021	2020	$	%
Occupancy Costs[1]	$173,508	$166,027	$7,481	4.5%
Shipping and Handling[1]	60,354	51,971	8,383	16.1
Advertising Costs	53,651	40,249	13,402	33.3
Intangible Amortization	5,528	6,789	(1,261)	(18.6)
Professional Services	15,684	29,901	(14,217)	(47.5)
Bank and Credit Card Related Fees	21,111	18,837	2,274	12.1
Gains on Dispositions of Store-Related Assets, net	(3,862)	(1,471)	(2,391)	(162.5)
Other Miscellaneous Expenses, net[1]	108,517	106,805	1,712	1.6
Other Operating Expenses, net	$434,491	$419,108	$15,383	3.7%
1 During 2021, the Company recategorized items within the components of other operating expenses, net. The presentation of prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassification has no impact on the total of other operating expenses, net for the year ended December 31, 2020.
As a percentage of total revenues, other operating expenses, net decreased to 23.5% for the year ended December 31, 2021 from 24.2% for the same period in 2020.
Occupancy costs increased primarily due to higher store maintenance costs, higher rent and higher depreciation of leasehold improvements associated with newer store locations under our repositioning and optimization initiatives during 2021. These increases were partially offset by lower occupancy costs due to the planned net reduction of 93 Company-operated stores throughout 2020 and 2021 and the closure of one of our leased administrative offices in Kennesaw, Georgia during the fourth quarter of 2020. Additionally, occupancy costs for the year ended December 31, 2021 were higher than in 2020 due to $1.9 million in rent concessions that were negotiated and realized with the landlords of Company-operated stores during 2020 in response to the economic uncertainty created by the COVID-19 pandemic.

Shipping and handling costs increased primarily due to higher fuel and distribution costs driven by a 3.4% increase in product deliveries and inflationary fuel price increases during the year ended December 31, 2021 as compared to the same period 2020.
Advertising costs increased primarily due to higher advertising spend in 2021 related to the launch of a new marketing campaign as well as the impact of a reduction in marketing initiatives during the first half of 2020 as a result of the Company's cost cutting measures in response to the COVID-19 pandemic. This higher advertising spend in 2021 was partially offset by an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs.
Intangible amortization expense decreased due to intangible assets that became fully amortized.
Professional services decreased primarily due to an early termination fee of $14.1 million for a sales and marketing agreement that was expensed during the first quarter of 2020.
Bank and credit card related fees increased primarily due to higher utilization of credit and debit cards by our customers, a greater number of payments due to strong customer payment activity, and a greater number of customer leases added in the current year period.
Gains on asset dispositions increased primarily due to gains related to the sale of Company-owned vehicles.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The primary increases in this category during 2021 were related to higher customer decisioning costs driven by the rollout of the centralized digital decisioning platform and higher travel expenses resulting from pandemic-related travel restrictions and reduced spending during 2020. These increases were partially offset by a decrease related to the reduction in the provision for franchisee-related losses during the year ended December 31, 2021 as compared to the incremental allowances and reserves of $3.0 million recognized during the year ended December 31, 2020 due to the significant uncertainty regarding the future financial health of certain franchisees as a result of the COVID-19 pandemic. The remaining expenses did not fluctuate significantly on an individual basis versus the prior year comparable period.
Provision for lease merchandise write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees remained consistent at 4.2% for the years ended December 31, 2021 and 2020. The Company experienced the expected normalization of customer payment activity during the third and fourth quarters of 2021 following historically low provision for lease merchandise write-offs percentages beginning with the second quarter of 2020 and continuing throughout the first half of 2021, which we believe was partially driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020. Additionally, the Company's provision for lease merchandise write-offs has benefited throughout 2021 from strong operational focus and improved decisioning technology.
Restructuring expenses, net. Restructuring activity for the year ended December 31, 2021 resulted in expenses of $9.2 million, which were primarily comprised of $4.8 million of continuing variable occupancy costs incurred related to previously closed stores and $4.8 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021, partially offset by net gains of $1.1 million on the sale of store properties and store-related assets that had been previously impaired in conjunction with the repositioning and optimization program in prior periods. Restructuring expenses for the year ended December 31, 2020 were $42.5 million, which were primarily comprised of $30.8 million of operating lease right-of-use asset and fixed asset impairment for company-operated stores identified for closure during 2020, $5.1 million of common area maintenance and other variable charges and taxes incurred related to closed stores, $6.2 million of severance charges related to workforce reductions, and $0.5 million of other restructuring related charges.
Impairment of goodwill. During the first quarter of 2020, we recorded a loss of $446.9 million to fully write-off our existing goodwill balance as of March 31, 2020. Refer to Note 1 of these consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Retirement charges. Retirement charges represents costs incurred during 2020 primarily associated with the retirement of the former Chief Executive Officer of Aaron's Holdings Company, Inc., as well as costs associated with the planned retirement of certain executive-level employees in connection with the separation and distribution.
Separation costs. Separation costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to begin operating as an independent, separate publicly traded Company.
Operating Profit (Loss)
Interest expense. Interest expense decreased to $1.5 million in 2021 from $10.0 million in 2020, which is primarily the result of the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution in the fourth quarter of 2020.

Interest expense for the year ended December 31, 2021 consists primarily of commitment fees on unused balances of the Revolving Facility, as well as the amortization of debt issuance costs.
Loss on debt extinguishment. Loss on debt extinguishment consists of the charges incurred in the fourth quarter of 2020 related to the repayment and extinguishment of all indebtedness due under previous debt agreements of Aaron's, Inc. prior to the separation and distribution date.
Other Non-Operating Income, Net. Other non-operating income, net, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $1.6 million and $1.7 million during 2021 and 2020, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar were not significant in 2021 or 2020.
Income Tax Expense (Benefit)
The Company recorded income tax expense of $35.9 million for the year ended December 31, 2021 compared to a net income tax benefit of $131.9 million for the same period in 2020. The net income tax benefit recognized in 2020 was primarily the result of losses before income taxes of $397.8 million as well as discrete income tax benefits generated by the provisions of the CARES Act. The CARES Act, among other things, (a) waived the 80% taxable income limitation on the use of a net operating loss which was previously set forth under the Tax Cuts and Jobs Act of 2017 and (b) provided that a net operating loss arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 may be treated as a carryback to each of the five preceding taxable years. These CARES Act provisions resulted in $34.4 million of net income tax benefits driven by the rate differential on the carryback of net operating losses previously recorded at 21% where the benefit is recognized at 35%. The effective tax rate decreased to 24.6% in 2021 from 33.2% in 2020 due primarily to the impact of the discrete income tax benefit on our 2020 book loss as described above.
Overview of Financial Position
The primary changes in the consolidated balance sheets from December 31, 2020 to December 31, 2021 include:
•Cash and cash equivalents decreased $53.3 million to $22.8 million at December 31, 2021. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Lease merchandise increased $74.9 million due to higher lease merchandise purchases and costs, as the Company continues to normalize lease merchandise levels after experiencing supply chain disruptions resulting from the COVID-19 pandemic throughout 2020 and 2021. In addition, the Company continues to opportunistically acquire inventory for sale in the near term in anticipation of continuing supply chain disruptions and challenges.
•Property, plant and equipment increased $30.5 million primarily due to an increase in capital expenditures associated with the Company's real estate optimization strategy.
•Operating lease right-of-use assets increased $40.0 million primarily due to additional real estate lease agreements and amendments executed during the year ended December 31, 2021, partially offset by regularly scheduled amortization of right-of-use assets and impairment charges recorded in connection with restructuring actions.
•Goodwill increased $5.6 million due to the acquisitions of various franchisees during the year ended December 31, 2021.
•Debt increased $9.2 million primarily due to $10.0 million in outstanding borrowings under the Revolving Facility as of December 31, 2021. Refer to Note 7 to these consolidated and combined financial statements, as well as the "Liquidity and Capital Resources" section below, for further details regarding the Company’s financing arrangements.
•Treasury shares increased $105.8 million due to the Company's repurchase of 3,571,812 shares of common stock for $103.1 million during the year ended December 31, 2021.
Liquidity and Capital Resources
General
Our primary uses of capital have historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for franchisee acquisitions. In 2021, the Company has also periodically repurchased common stock and paid quarterly cash dividends.
Prior to the separation and distribution transaction, our capital requirements were financed through:

•cash on hand;
•cash flows from operations;
•Aaron's, Inc. private debt offerings;
•Aaron's, Inc. bank debt; and
•Aaron's, Inc. stock offerings.
As of December 31, 2021, the Company had $22.8 million of cash and $222.7 million of availability under its $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"). We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility.
Cash Provided by Operating Activities
Cash provided by operating activities was $136.0 million and $355.8 million during the years ended December 31, 2021 and 2020, respectively.
The $219.7 million decrease in operating cash flows was primarily driven by higher lease merchandise purchases and reductions in working capital, partially offset by improved lease portfolio performance resulting from a larger lease portfolio size and strong customer payment activity. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2021.
Cash Used in Investing Activities
Cash used in investing activities was $85.4 million and $75.0 million during the years ended December 31, 2021 and 2020, respectively.
The $10.3 million increase in investing cash outflows was primarily due to $23.7 million higher cash outflows for purchases of property, plant and equipment, partially offset by $6.5 million higher proceeds from the sale of property, plant and equipment and $4.7 million lower cash outflows for the acquisition of businesses and customer agreements during the year ended December 31, 2021 compared to the prior year period.
Cash Used in Financing Activities
Cash used in financing activities was $104.0 million and $253.4 million during the years ended December 31, 2021 and 2020, respectively.
The net cash outflows during the year ended December 31, 2021 were primarily driven by $103.1 million in share repurchases and $10.0 million in dividends paid, partially offset by net borrowings of debt of $10.0 million. The net cash outflows during the year ended December 31, 2020 were primarily driven by the net repayments of outstanding debt of $342.3 million, partially offset by net transfers from Former Parent of $97.3 million.
Share Repurchases
At management's request, during its March 2021 meeting, our Board authorized management to purchase the Company's common stock up to an aggregate amount of $150.0 million pursuant to a publicly announced share repurchase program. This authorization expires on December 31, 2023.
During the year ended December 31, 2021, the Company purchased 3,571,812 shares for $103.1 million. As of December 31, 2021, we have the authority to purchase additional shares up to our remaining authorization limit of $46.9 million.
Dividends
At its November 2021 meeting, our Board approved a quarterly dividend of $0.10 per share. Aggregate dividend payments for the year ended December 31, 2021 were $10.0 million. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board.
On February 21, 2022, our Board declared a regular quarterly cash dividend of $0.1125 per share, an increase of 12.5%, payable on April 5, 2022, to shareholders of record on March 17, 2022.
Debt Financing
On November 9, 2020, Aaron’s, LLC, a wholly-owned subsidiary of the Company, entered into a new credit agreement with several banks and other financial institutions providing for a $250.0 million senior unsecured revolving credit facility (the "Revolving Facility"). Revolving borrowings became available at the completion of the separation and distribution date and under which all borrowings and commitments will mature or terminate on November 9, 2025. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. The Company had $10.0 million in outstanding borrowings under the Revolving

Facility as of December 31, 2021, which was subsequently repaid in January 2022. As of December 31, 2021, the amount available under the Revolving Facility was $222.7 million, which was reduced by the outstanding borrowings and approximately $17.3 million for our outstanding letters of credit.
The Revolving Facility contains financial covenants, which include requirements that we maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00. If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. At December 31, 2021, we were in compliance with all covenants related to its outstanding debt.
Prior to the separation and distribution date, we had outstanding borrowings of $285.0 million under a revolving credit and term loan agreement and under senior unsecured notes, all of which were repaid in conjunction with the separation and distribution. All debt obligations and unamortized debt issuance costs as of December 31, 2019 and the related interest expense for the years ended December 31, 2020, and 2019 have been included within our consolidated and combined financial statements because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron's Company.
Derivatives
In order to mitigate the risk resulting from fluctuations in the market price of gasoline, the Company entered into a fixed price swap with a notional value of approximately $2.7 million in February 2022 for approximately 25% of its estimated fuel usage through December 2022.
Commitments
During the year ended December 31, 2021, we made net income tax payments of $9.7 million. During the year ended December 31, 2022, we anticipate making estimated cash payments of $8.0 million for state income taxes and $1.5 million for Canadian income taxes.
The Tax Cuts and Jobs Act ("TCJA"), which was enacted in December 2017, provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because of our sales and lease ownership model, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
We estimate the deferred tax liability associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $147.0 million as of December 31, 2021, of which approximately 74% is expected to reverse as a deferred income tax benefit in 2022 and most of the remainder during 2023. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2021.
Leases. We lease warehouse and retail store space for most of our store-based operations, call center space, and management and information technology space for corporate functions under operating leases expiring at various times through 2033, and our stores have an average remaining lease term of approximately five years. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating leases which generally expire during the next five years. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2021 are disclosed in Note 6 to the consolidated and combined financial statements in this Annual Report.
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with banks that are parties to our Revolving Facility. During the third quarter of 2021, the Company reduced the total commitment under the Franchise Loan Facility from $25.0 million to $15.0 million. On November 10, 2021, the Company amended the Franchise Loan Facility to extend the commitment termination date thereunder from November 16, 2021 to November 15, 2022. We are able to request additional 364-day extensions of our franchise loan facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At December 31, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $8.3 million, which would be due in full within 75 days of the event of default.

Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be material in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated balance sheets and was $2.2 million and $2.4 million as of December 31, 2021 and December 31, 2020, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
Purchase Obligations. The Company has non-cancellable purchase obligations of $18.5 million primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance. Payments under these commitments are scheduled to be $10.0 million in 2022, $5.7 million in 2023 and $2.8 million in 2024. These amounts include only those purchase obligations for which the timing and amount of payments is certain. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Critical Accounting Estimates
We discuss our most critical accounting estimates below. For a discussion of the Company’s significant accounting policies, see Note 1 in the accompanying consolidated and combined financial statements, which have been updated as applicable to describe the impacts of the COVID-19 pandemic.
Revenue Recognition
Lease payments from our customers are due in advance of when the lease revenues are earned. Lease revenues are recognized in the statement of earnings in the month they are earned. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets. Lease payments due but not received prior to month end are recorded as accounts receivable in the accompanying consolidated balance sheets.
Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2021 and 2020, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $65.4 million and $67.8 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $5.6 million and $5.4 million, respectively. Our accounts receivable allowance is estimated using one year of historical write-off and collection experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and current business trends. The Company writes off lease receivables that are 60 days or more past due on pre-determined dates twice monthly. We record the provision for returns and uncollected payments as a reduction to lease and retail revenues in the consolidated and combined statements of earnings.
Revenues from the retail sale of merchandise to individual consumers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Revenues from franchise royalties are recognized as the fees become due. Revenues from franchise fees are primarily related to advertising fees charged to franchisees.
Lease Merchandise
The Company's lease merchandise is recorded at the lower of depreciated cost or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company begins depreciating merchandise at the earlier of 12 months and one day from our purchase of the merchandise or when the item is leased to customers. We depreciate merchandise on a straight-line basis to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon the early payout of a lease.

All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. For merchandise on lease, we record a provision for write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using one year of historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic. The Company's policy is to write-off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly. As of December 31, 2021 and 2020, the allowance for lease merchandise write-offs was $12.3 million and $11.6 million, respectively. The provision for lease merchandise write-offs was $67.9 million and $63.6 million for the years ended December 31, 2021 and 2020, respectively, and is included in the provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings.
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
Goodwill and Other Intangible Assets
The following table presents the carrying amount of goodwill and other intangible assets, net:

	December 31
(In Thousands)	2021	2020
Goodwill	$13,134	$7,569
Definite-Lived Intangible Assets, Net	5,095	9,097
Goodwill and Other Intangibles, Net	$18,229	$16,666
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
As of March 31, 2020, we determined that goodwill within the Aaron's reporting unit was fully impaired and recorded a goodwill impairment loss of $446.9 million during the three months ended March 31, 2020. We engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment test for the Aaron’s reporting unit. This entailed an assessment of the reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches and performing a market capitalization reconciliation which included an assessment of the control premium implied from our estimated fair values of our reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital. The income approach reflected assumptions and estimates made by management regarding direct and indirect impacts of the COVID-19 pandemic on the short-term and long-term cash flows for the Aaron's reporting unit. Due to the significant uncertainty associated with the impacts of the COVID-19 pandemic at the time of the analysis, the assumptions and estimates used by management were highly subjective. The weighted-average cost of capital used in the income approach was adjusted to reflect the specific risks and uncertainties associated with the COVID-19 pandemic in developing the cash flow projections. Given the uncertainty discussed above, we performed certain sensitivity analyses, including considering reasonably possible alternative assumptions for short-term and long-term growth or decline rates, operating margins, capital requirements, and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the goodwill balance.
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
The Company completed acquisitions of certain franchisees and third party rent-to-own stores subsequent to March 31, 2020, which resulted in a goodwill balance of $13.1 million and $7.6 million as of December 31, 2021 and December 31, 2020, respectively. As of October 1, 2021, the Company, with the assistance of a third-party valuation specialist, performed a quantitative assessment for the goodwill of the Aaron’s reporting unit, which entailed an assessment of the reporting unit’s fair value relative to the carrying value that was derived using a combination of both income and market approaches. The fair value measurement involved significant unobservable inputs (Level 3 inputs). Our income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth rates, operating margins, capital requirements, and a weighted-average cost of capital. Our income approach reflects assumptions and estimates of future cash flows related to our strategy to reposition and reinvest in our next-generation store concepts to adapt to our changing competitive environment.
Our market approach, which includes the guideline public company method, utilized pricing multiples derived from an analysis of comparable publicly traded companies. We believe the comparable companies we evaluate as marketplace participants serve as an appropriate reference when calculating fair value because those companies have similar risks, participate in similar markets, provide similar products and services for their customers and compete with us directly.
Based on testing as of October 1, 2021, the fair value of the Aaron’s reporting unit exceeded its carrying value by a substantial amount and thus, goodwill is not impaired. The short-term and long-term revenue growth rates, operating margins, capital requirements and weighted-average cost of capital are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. The Company may be required to recognize material impairments to its goodwill balance in the future if: (i) the Company fails to successfully execute on one or more elements of its strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the Company's carrying value increases, such as through a material franchisee acquisition(s), without an associated increase in the fair value; and/or (iv) the Company experiences significant deterioration of macroeconomic market conditions in which it operates. The Company determined that there were no events that occurred or circumstances that changed in the fourth quarter of 2021 that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Leases and Right-of-Use Asset Impairment
As a lessee, the Company leases retail store and warehouse space for most of its store-based operations, as well as management and information technology space for store and e-commerce supporting functions, under operating leases expiring at various times through 2033. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. For operating leases which contain escalating payments, we record the related lease expense on a straight-line basis over the lease term. We generally do not obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recorded as reductions of the operating lease right-of-use asset within the consolidated balance sheets and are amortized within other operating expenses, net over the lease term in the consolidated and combined statements of earnings.
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we closed, consolidated, or relocated 303 Company-operated stores throughout 2019, 2020, and 2021, in addition to one of our administrative buildings in Kennesaw, Georgia. Throughout 2016, 2017, and 2018, we also closed and consolidated 139 underperforming company-operated stores under similar restructuring initiatives. Our primary costs associated with closing stores are the future lease payments and related commitments. Excluding actual and estimated sublease receipts, our future undiscounted obligations under operating leases related to closed stores and facilities were $32.9 million and $36.6 million as of December 31, 2021 and 2020, respectively.

Estimated Claims Liabilities
We maintain estimated claims liabilities related to general liability, vehicle liability, group health insurance benefits provided to team members, and workers compensation claims. Using actuarial analyses and projections, we estimate the claims liabilities based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience and considers a variety of factors, including the actuarial loss forecasts, company-specific development factors, general industry loss development factors and third-party claim administrator loss estimates of individual claims. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $57.4 million and $49.3 million at December 31, 2021 and 2020, respectively, which was recorded within accounts payable and accrued expenses in our consolidated balance sheets. The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers of $30.8 million and $28.0 million at December 31, 2021 and 2020, respectively, which were recorded within prepaid expenses and other assets in our consolidated balance sheets.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2021.
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
Corporate Expense Allocations And Other Intercompany Transactions
The Company's operating model prior to the separation and distribution included a combination of standalone and combined business functions with PROG Holdings. The consolidated and combined financial statements in this Annual Report include corporate allocations through the separation and distribution date for expenses related to activities that were provided on a centralized basis within PROG Holdings, which are primarily expenses related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions. Corporate allocations during the year ended December 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the consolidated and combined statements of earnings and as an increase to invested capital in the consolidated balance sheets. General corporate expenses allocated to the Company during the years ended December 31, 2020 and 2019 were $38.6 million and $27.3 million, respectively.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2021, the Company had $10.0 million of outstanding borrowings under its Revolving Facility. Borrowings under the Revolving Facility are currently indexed to the LIBO rate, the Federal Funds Rate, or the Administrative Agent's prime lending rate, which exposes us to the risk of increased interest costs if interest rates rise while we have outstanding borrowings tied to variable rates. There is also additional interest rate risk surrounding the Company's future borrowings during periods after the discontinuation of certain LIBO rates that expired on December 31, 2021. The Company's outstanding borrowings as of December 31, 2021 are tied to LIBO rates that are currently set to expire in June of 2023.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Aaron’s Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Aaron’s Company, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated and combined statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated claims liabilities
Description of the Matter	At December 31, 2021, the Company recorded $57.4 million associated with its estimated claims liabilities, which primarily relate to workers compensation and vehicle liability insurance (collectively, the estimated claims liabilities). As discussed in Note 1 to the consolidated and combined financial statements, the estimated claims liabilities are recorded based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the estimated claims liabilities process. For example, we tested controls over the factors mentioned above that management used in the calculations and the completeness and accuracy of the data underlying the ultimate expected losses.

To evaluate the reserve for estimated claims liabilities, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying claims data used in the Company’s actuarial analyses. Additionally, we involved our actuarial specialists to assist in our evaluation of the key factors mentioned above and management’s methodologies to establish the actuarially determined ultimate expected losses and to develop a range for ultimate expected loss estimates based on independently developed assumptions, which we compared to the Company's recorded estimated claims liabilities.

Allowance for lease merchandise write-offs
Description of the Matter	At December 31, 2021, the Company’s estimate for lease merchandise write-offs was $12.3 million, representing impairments of unrecoverable merchandise on lease. As discussed in Note 1 to the consolidated and combined financial statements, management records a provision for lease merchandise write-offs using an allowance method to recognize merchandise losses incurred, but not yet identified. This estimate of the lease merchandise losses incurred, but not yet identified by management, as of the end of the accounting period is primarily based on historical write-off experience applied to the current lease merchandise balances as of each period-end date.

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
February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Aaron's Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Aaron’s Company, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Aaron's Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated and combined statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 23, 2022

Management Report on Internal Control over Financial Reporting
Management of The Aaron's Company, Inc. and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on its assessment using those criteria, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated February 23, 2022, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

THE AARON'S COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In Thousands)
ASSETS:
Cash and Cash Equivalents	$22,832	$76,123
Accounts Receivable (net of allowances of $7,163 in 2021 and $7,613 in 2020)	29,443	33,990
Lease Merchandise (net of accumulated depreciation and allowances of $439,745 in 2021 and $458,405 in 2020)	772,154	697,235
Property, Plant and Equipment, Net	230,895	200,370
Operating Lease Right-of-Use Assets	278,125	238,085
Goodwill	13,134	7,569
Other Intangibles, Net	5,095	9,097
Income Tax Receivable	3,587	1,093
Prepaid Expenses and Other Assets	86,000	89,895
Total Assets	$1,441,265	$1,353,457
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$244,670	$230,848
Deferred Income Taxes Payable	92,306	62,601
Customer Deposits and Advance Payments	66,289	68,894
Operating Lease Liabilities	309,834	278,958
Debt	10,000	831
Total Liabilities	723,099	642,132
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at December 31, 2021 and December 31, 2020; Shares Issued: 35,558,714 at December 31, 2021 and 35,099,571 at December 31, 2020	17,779	17,550
Additional Paid-in Capital	724,384	708,668
Retained Earnings	98,546	1,881
Accumulated Other Comprehensive Loss	(739)	(797)
	839,970	727,302
Less: Treasury Shares at Cost
4,580,390 Shares at December 31, 2021 and 894,660 Shares at December 31, 2020	(121,804)	(15,977)
Total Shareholders' Equity	718,166	711,325
Total Liabilities & Shareholders' Equity	$1,441,265	$1,353,457
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
REVENUES:
Lease and Retail Revenues	$1,691,057	$1,577,809	$1,608,832
Non-Retail Sales	128,299	127,652	140,950
Franchise Royalties and Other Revenues	26,148	29,458	34,695
	1,845,504	1,734,919	1,784,477
COST OF REVENUES:
Cost of Lease and Retail Revenues	569,892	540,583	559,232
Non-Retail Cost of Sales	116,123	110,794	113,229
	686,015	651,377	672,461
GROSS PROFIT	1,159,489	1,083,542	1,112,016
OPERATING EXPENSES
Personnel Costs	495,411	476,575	499,993
Other Operating Expenses, Net	434,491	419,108	426,774
Provision for Lease Merchandise Write-Offs	67,888	63,642	97,903
Restructuring Expenses, Net	9,218	42,544	39,990
Impairment of Goodwill	—	446,893	—
Retirement Charges	—	12,634	—
Separation Costs	6,732	8,184	—
	1,013,740	1,469,580	1,064,660
OPERATING PROFIT (LOSS)	145,749	(386,038)	47,356
Interest Expense	(1,460)	(10,006)	(16,967)
Loss on Debt Extinguishment	—	(4,079)	—
Other Non-Operating Income, Net	1,581	2,309	3,881
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE	145,870	(397,814)	34,270
INCOME TAX EXPENSE (BENEFIT)	35,936	(131,902)	6,171
NET EARNINGS (LOSS)	$109,934	$(265,912)	$28,099
EARNINGS (LOSS) PER SHARE	$3.33	$(7.85)	$0.83
EARNINGS (LOSS) PER SHARE ASSUMING DILUTION	$3.26	$(7.85)	$0.83
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(In Thousands)	2021	2020	2019
Net Earnings (Loss)	$109,934	$(265,912)	$28,099
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	58	(778)	1,068
Total Other Comprehensive Income (Loss)	58	(778)	1,068
Comprehensive Income (Loss)	$109,992	$(266,690)	$29,167
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Treasury Stock		Common Stock		Invested Capital	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	—	$—	—	$—	$782,996	$—	$—	$(1,087)	$781,909
Opening Balance Sheet Adjustment - ASC 842	—	—	—	—	2,535	—	—	—	2,535
Stock-Based Compensation	—	—	—	—	12,696	—	—	—	12,696
Net increase in Invested Capital	—	—	—	—	11,474	—	—	—	11,474
Net Earnings	—	—	—	—	28,099	—	—	—	28,099
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	1,068	1,068
Balance at December 31, 2019	—	—	—	—	837,800	—	—	(19)	837,781
Stock-Based Compensation	—	—	—	—	23,570	1,112	—	—	24,682
Net increase in Invested Capital	—	—	—	—	120,779	—	—	—	120,779
Net Earnings	—	—	—	—	(267,793)	—	1,881	—	(265,912)
Transfer of Invested Capital to Additional Paid-in-Capital	—	—	—	—	(714,356)	714,356	—	—	—
Issuance of Common Stock	—	—	33,842	16,921	—	(16,921)	—	—	—
Issuance of Shares under Equity Plans	(895)	(15,977)	1,258	629	—	10,121	—	—	(5,227)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(778)	(778)
Balance at December 31, 2020	(895)	(15,977)	35,100	17,550	—	708,668	1,881	(797)	711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	—	(13,269)	—	(13,269)
Stock-Based Compensation	—	—	—	—	—	11,517	—	—	11,517
Reclassification of liability awards to equity awards	—	—	—	—	—	1,841	—	—	1,841
Issuance of Shares under Equity Plans	(114)	(2,729)	459	229	—	2,358	—	—	(142)
Acquisition of Treasury Stock	(3,571)	(103,098)	—	—	—	—	—	—	(103,098)
Net Earnings	—	—	—	—	—	—	109,934	—	109,934
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	58	58
Balance at December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$—	$724,384	$98,546	$(739)	$718,166
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net Earnings (Loss)	$109,934	$(265,912)	$28,099
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	524,155	503,593	528,382
Other Depreciation and Amortization	69,687	67,667	73,582
Provision for Lease Merchandise Write-Offs	67,888	63,642	97,903
Accounts Receivable Provision	27,964	30,753	46,721
Stock-Based Compensation	13,148	24,442	13,486
Deferred Income Taxes	28,725	(119,193)	18,226
Impairment of Assets	5,224	477,854	30,344
Non-Cash Lease Expense	93,113	95,864	110,615
Other Changes, Net	(5,840)	10,056	(3,917)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(665,381)	(479,278)	(595,917)
Accounts Receivable	(23,679)	(27,914)	(39,881)
Prepaid Expenses and Other Assets	(3,863)	(4,303)	(18,151)
Income Tax Receivable	(2,494)	4,834	6,610
Operating Lease Right-of-Use Assets and Liabilities	(106,128)	(110,295)	(120,287)
Accounts Payable and Accrued Expenses	6,609	63,261	9,435
Customer Deposits and Advance Payments	(3,022)	20,698	727
Cash Provided by Operating Activities	136,040	355,769	185,977
INVESTING ACTIVITIES:
Insurance Proceeds Relating to Property, Plant and Equipment	376	—	—
Proceeds from Investments	1,974	—	1,212
Purchases of Property, Plant & Equipment	(92,704)	(69,037)	(79,932)
Proceeds from Dispositions of Property, Plant, and Equipment	14,942	8,430	14,005
Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(10,121)	(14,793)	(14,285)
Proceeds from Dispositions of Businesses and Customer Agreements, Net of Cash Used	158	359	2,813
Cash Used in Investing Activities	(85,375)	(75,041)	(76,187)
FINANCING ACTIVITIES:
Borrowings (Repayments) on Revolving Facility, Net	10,000	—	(16,000)
Proceeds from Debt	—	5,625	—
Repayments on Debt	(740)	(347,960)	(68,531)
Dividends Paid	(9,971)	—	—
Acquisition of Treasury Stock	(103,098)	—	—
Issuance of Stock Under Stock Option Plans	2,587	—	—
Shares Withheld for Tax Payments	(2,729)	(5,227)	—
Net Transfers From Former Parent	—	97,344	11,428
Debt Issuance Costs	—	(3,193)	(40)
Cash Used in Financing Activities	(103,951)	(253,411)	(73,143)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5)	33	120
(Decrease) Increase in Cash and Cash Equivalents	(53,291)	27,350	36,767
Cash and Cash Equivalents at Beginning of Year	76,123	48,773	12,006
Cash and Cash Equivalents at End of Year	$22,832	$76,123	$48,773
Net Cash Paid (Received) During the Year:
Interest	$991	$10,418	$16,460
Income Taxes	$9,654	$(64,013)	$(4,554)
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Annual Report on Form 10-K, the novel coronavirus ("COVID-19") pandemic led to significant market disruption and has impacted various aspects of our operations, directly and indirectly. Throughout these notes to the consolidated and combined financial statements, the impacts of the COVID-19 pandemic on the financial results for the year ended December 31, 2021 and comparable prior periods have been identified to the best of our ability under the respective sections. For a discussion of trends that we believe have affected our business as a result of the COVID-19 pandemic, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic," "Results of Operations" and "Liquidity and Capital Resources", and Part I, Item 1A "Risk Factors", above.
Description of 2020 Spin-off Transaction
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
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("Aaron's", "The Aaron's Company" or "the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company common stock for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "the Company," and "Aaron's" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date. References to "the Company", "Aaron's, Inc.", or "Aaron's Holdings Company, Inc." for periods prior to the separation and distribution date refer to transactions, events, and obligations of Aaron's, Inc. which took place prior to the separation and distribution. Historical amounts herein include revenues and costs directly attributable to the Company, and an allocation of expenses to the Aaron's Business related to certain PROG Holdings' corporate functions prior to the separation and distribution date.
We describe in these footnotes the business held by us after the separation as if it were a standalone business for all historical periods described. However, we were not a standalone separate entity with independently conducted operations before the separation.
Business Overview
Description of Business
Aaron's is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and purchase solutions of furniture, appliances, consumer electronics, and accessories. Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, with a focus on providing our customers with unparalleled customer service and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers, high approval rates, and lease plan flexibility. In addition, the Company's business includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table presents store count by ownership type:

Stores at December 31 (Unaudited)	2021	2020	2019
Company-operated Stores	1,074	1,092	1,167
Franchised Stores	236	248	335
Systemwide Stores	1,310	1,340	1,502
Basis of Presentation
The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020, and for the year ended December 31, 2021 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company as a standalone company. Intercompany balances and transactions between consolidated entities have been eliminated. These consolidated and combined financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The historical results of operations and cash flows of the Company prior to the separation and distribution presented in these consolidated and combined financial statements may not be indicative of what they would have been had the Company been an independent standalone entity, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
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
The preparation of the Company's consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, the extent to which the normalization of business trends since the start of the COVID-19 pandemic, and the resulting measures taken by the Company and federal and state governments will impact the Company's business will depend on future developments, which are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of such future developments and may change in the future. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying consolidated and combined financial statements.
Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation. For all periods prior to December 31, 2021, the Company presented the additions to lease merchandise and the book value of lease merchandise sold or disposed as separate lines within operating activities in the consolidated and combined statements of cash flows. Effective with the year ended December 31, 2021, the Company revised its presentation of changes to lease merchandise to separately present the provision for lease merchandise write-offs, and combine the remaining operating activity-related changes in lease merchandise, with the exception of depreciation of lease merchandise, in a single line under changes in operating assets and liabilities in the consolidated and combined statements of cash flows. This revised presentation and the related adjustments to the prior period presentation do not have an impact on cash provided by operating activities.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Significant Accounting Policies
Revenue Recognition
The Company provides lease merchandise, consisting of furniture, appliances, electronics, computers and a variety of other products and accessories to its customers for lease under certain terms agreed to by the customer. Our stores and e-commerce platform offer leases with flexible ownership plans that can be renewed monthly up to 12, 18 or 24 months. The Company also earns revenue from the sale of merchandise to customers and its franchisees, and earns ongoing revenue from its franchisees in the form of royalties and through advertising efforts that benefit the franchisees. See Note 5 to these consolidated and combined financial statements for further information regarding the Company's revenue recognition policies and disclosures.
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2021	2020
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$496,506	$473,964
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	275,648	223,271
Lease Merchandise, net of Accumulated Depreciation and Allowances[2]	$772,154	$697,235
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the consolidated balance sheets of $20.2 million and $10.4 million as of December 31, 2021 and 2020, respectively.
2 General and administrative overhead costs capitalized into the cost of lease merchandise were $55.0 million, $43.5 million, and $48.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Capitalized overhead costs remaining in lease merchandise were $50.6 million and $45.2 million as of December 31, 2021 and 2020, respectively.
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
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table shows the components of the allowance for lease merchandise write-offs:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Beginning Balance	$11,599	$13,823	$10,910
Merchandise Written off, net of Recoveries	(67,148)	(65,869)	(94,990)
Provision for Write-offs	67,888	63,645	97,903
Ending Balance	$12,339	$11,599	$13,823
Retail and Non-Retail Cost of Sales
Included in cost of lease and retail revenues, as well as non-retail cost of sales, is the net book value of merchandise sold via retail and non-retail sales, primarily using specific identification.
Shipping and Handling Costs
Shipping and handling costs are primarily classified within other operating expenses, net in the accompanying consolidated and combined statements of earnings and to a lesser extent, capitalized into the cost of lease merchandise and subsequently depreciated or recognized as cost of retail sales. Shipping and handling costs classified within other operating expenses, net were $60.4 million, $52.0 million and $58.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Shipping and handling costs capitalized into the cost of lease merchandise were $25.4 million, $12.3 million and $15.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $53.6 million, $40.2 million and $37.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are classified within other operating expenses, net in the consolidated and combined statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $27.0 million, $21.8 million and $27.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. The prepaid advertising asset was $1.0 million and $4.3 million at December 31, 2021 and 2020, respectively, and is reported within prepaid expenses and other assets on the consolidated balance sheets.
Stock-Based Compensation
Stock-based compensation expense in prior years and until the effective date of the separation and distribution on November 30, 2020 was allocated to The Aaron's Company based on the awards and terms previously granted to its employees under the PROG Holdings stock-based compensation plans and includes an allocation of PROG Holdings' corporate employee stock-based compensation expenses. The Aaron's Company has stock-based employee compensation plans adopted in connection with the separation and distribution in which certain Company employees are participants, which are more fully described in Note 11 to these consolidated and combined financial statements.
For stock awards granted under such plans, management estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share units ("PSUs") awarded is equal to the market value of a share of the Company's common stock on the grant date. Management estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes-Merton pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option, and put option. The design of awards issued under the Company's ESPP is more fully described in Note 11 to these consolidated and combined financial statements.
Retirement-Related Equity Modifications
In connection with the completion of the separation and distribution on November 30, 2020, PROG Holdings and the Company entered into a Transition Agreement (the "Transition Agreement") with the Chief Executive Officer of Aaron's Holdings Company, Inc. (the "CEO"), pursuant to which the CEO would retire and transition to become the non-employee Chairman of the Board of Directors of the Company effective November 30, 2020. The Transition Agreement provided that all unvested stock options, restricted stock awards and performance share units granted to the CEO in prior periods become 100% vested as promptly as practicable following the completion of the separation and distribution. The Company concluded that the terms of

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
this Transition Agreement resulted in award modifications under ASC 718, Compensation - Stock Compensation ("ASC 718"), as both the fair value and vesting conditions of the awards were considered modified. The modifications resulted in incremental compensation expense allocated to the Company of $11.0 million, which was recognized as a component of retirement charges in the consolidated and combined statements of earnings for the year ended December 31, 2020. See Note 11 to these consolidated and combined financial statements for additional information regarding these modifications.
Separation Costs
Separation costs include allocated expenses prior to November 30, 2020 and actual expenses after November 30, 2020 associated with the separation and distribution, including personnel-related costs and incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards related to Company employees, as well as an allocation of similar expenses related to PROG Holdings' corporate and shared function employees. See Note 11 to these consolidated and combined financial statements for additional information regarding the modification of awards that were converted concurrent with the separation and distribution. Separation costs also include one-time expenses incurred by the Company in order to begin operating as an independent, standalone public entity after the completion of the separation and distribution.
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
See further details on income taxes within Note 8 to these consolidated and combined financial statements.
Earnings Per Share
Earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of earnings (loss) per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs, PSUs and other awards issuable under the Company's ESPP (collectively, "share-based awards") as determined under the treasury stock method, unless the inclusion of such awards would be anti-dilutive.
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Year Ended December 31,
(Shares In Thousands)	2021	2020	2019
Weighted Average Shares Outstanding	32,992	33,877	33,842
Dilutive Effect of Share-Based Awards[1]	730	—	—
Weighted Average Shares Outstanding Assuming Dilution	33,722	33,877	33,842

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1 There was no dilutive effect to the (loss) earnings per common share for the year ended December 31, 2020 due to the net loss incurred in the year-to-date period.
Approximately 0.1 million weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the year ended December 31, 2021 as the awards would have been anti-dilutive for the period.
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
Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2021	2020
Customers	$8,635	$8,399
Corporate	11,478	12,771
Franchisee	9,330	12,820
	$29,443	$33,990
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
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Beginning Balance	$7,613	$10,720	$9,546
Accounts Written Off, net of Recoveries	(28,414)	(33,860)	(45,547)
Accounts Receivable Provision	27,964	30,753	46,721
Ending Balance	$7,163	$7,613	$10,720

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Year Ended December 31,
(In Thousands)	2021	2020
Bad Debt (Reversal) Expense	$(735)	$900
Provision for Returns and Uncollectible Renewal Payments	28,699	29,853
Accounts Receivable Provision	$27,964	$30,753
Property, Plant and Equipment
The Company records property, plant and equipment at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the respective assets, which range from five to 20 years for buildings and improvements and from one to 15 years for other depreciable property and equipment.
Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software, which ranges from five to ten years. Management uses an agile development methodology in which feature-by-feature updates are made to its software. Certain costs incurred during the application development stage of an internal-use software project are capitalized when members of management who possess the authority to do so authorize and commit to funding a feature update and it is probable that the project will be completed and the software will be used to perform the function intended. Generally, the life cycle for each feature update implementation is one month. Capitalization of costs ceases when the feature update is substantially complete and ready for its intended use. All costs incurred during preliminary and post-implementation project stages are expensed appropriately.
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the expected lease term or the asset's useful life. Depreciation expense for property, plant and equipment is classified within other operating expenses, net in the accompanying consolidated and combined statements of earnings and was $64.2 million, $60.9 million and $60.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $18.6 million, $17.4 million and $15.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2021	2020
Prepaid Expenses[1]	$14,651	$16,471
Insurance Related Assets[1]	30,757	27,960
Company-Owned Life Insurance	15,808	16,223
Assets Held for Sale	1,550	8,956
Deferred Tax Assets	7,994	7,014
Other Assets[1]	15,240	13,271
	$86,000	$89,895
1 During 2021, the Company recategorized items within the components of prepaid expenses and other assets. The presentation of prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassification has no impact on the total prepaid expenses and other assets balance as of December 31, 2020.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, and certain company-owned vehicles met the held for sale classification criteria as of December 31, 2021 and 2020. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification as held for sale.
Management estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below. The carrying amount of the assets held for sale as of December 31, 2021 and 2020 was $1.6 million and $9.0 million, respectively. Impairment charges and/or gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 10 to these consolidated and combined financial statements) in the consolidated and combined statement of earnings.
During the year ended December 31, 2021 the Company reclassified certain held for sale properties with a recorded value of $4.4 million back to a held and used (property, plant and equipment, net) classification, as the assets no longer met the held for sale criteria based on changes in management's selling strategy surrounding these properties. The Company remeasured the assets at the lower of their adjusted carrying values (adjusted for depreciation expense or impairment losses that would have been recognized had the assets been continuously classified as held and used) or their fair values. The impact of these adjustments on the consolidated and combined statements of earnings was not significant.
Charges of $1.2 million were recorded within restructuring expenses, net during the year ended December 31, 2019 related to the impairment of store properties that the Company decided to close under its restructuring programs as described in Note 10 to these consolidated and combined financial statements. Impairment charges on asset held for sale properties under restructuring programs were not significant during the years ended December 31, 2021 and 2020.
Net gains of $1.7 million were recognized during the year ended December 31, 2019 related to the sale of certain Company-owned properties, all of which were recorded within other operating expenses, net. Net gains recognized on the sale of Company-owned assets during the years ended December 31, 2021 and 2020 were not significant. The proceeds related to the sales of these Company-owned assets were $6.0 million, $4.3 million, and $2.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, which were recorded in proceeds from dispositions of property, plant and equipment in the consolidated and combined statements of cash flows.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
The Company completed acquisitions of certain franchisees and third party rent-to-own stores subsequent to March 31, 2020, which resulted in a goodwill balance of $13.1 million and $7.6 million as of December 31, 2021 and December 31, 2020, respectively. The Company completed its annual goodwill impairment test as of October 1, 2021 and determined that no impairment had occurred. The Company determined that there were no events that occurred or circumstances that changed during the three months ended December 31, 2021 that would more likely than not reduce the fair value of its reporting unit below its carrying amount.
Franchisee Acquisitions
The Company acquired the store operations of various Aaron's franchisees during the years ended December 31, 2021 and 2020, for a combined purchase price of $10.6 million and $14.7 million, respectively. The franchisee acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The primary tangible asset acquired as part of these transactions was lease merchandise and the primary intangible assets allocated to were reacquired franchise rights and customer lease contracts during the years ended December 31, 2021 and 2020, respectively. As a result of these business combinations, the Company recorded $5.6 million and $7.6 million in goodwill during the years ended December 31, 2021 and 2020, respectively. The purchase price allocations are subject to change within the measurement period, which is up to one year from the acquisition date. The effect of these acquisitions on the consolidated and combined financial statements for the years ended December 31, 2021 and 2020 was not significant.
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
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2021	2020
Accounts Payable [1]	$83,118	$84,738
Estimated Claims Liability Costs	57,381	49,272
Accrued Salaries and Benefits	57,837	53,396
Accrued Real Estate and Sales Taxes[1]	22,754	23,968
Other Accrued Expenses and Liabilities[1]	23,580	19,474
	$244,670	$230,848
1 During 2021, the Company recategorized items within the components of accounts payable and accrued expenses. The presentation of prior period amounts has been reclassified to be consistent with the current period presentation. Such reclassification has no impact on the total accounts payable and accrued expenses balance as of December 31, 2020.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Estimated Claims Liability Costs
Estimated claims liability costs are accrued primarily for workers compensation and vehicle liability, as well as general liability and group health insurance benefits provided to team members. These liabilities are recorded within estimated claims liability costs within accounts payable and accrued expenses in the consolidated balance sheets. Estimates for these claims liabilities are made based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience. The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers which are recorded within prepaid expenses and other assets in our consolidated balance sheets.
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated balance sheets, amounted to approximately $2.4 million and $2.5 million as of December 31, 2021 and 2020, respectively. The capitalized cost is depreciated over the useful life of the related asset.
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
The fair values of the Company’s other current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of December 31, 2021 were subject to a variable interest rate and short term maturities. Therefore, the fair value of these borrowings also approximates its carrying value. These assets and liabilities are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, in connection with periodic evaluations for potential impairment.
Foreign Currency
The financial statements of the Company’s Canadian subsidiary are translated from the Canadian dollar functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of the subsidiary are recorded in accumulated other comprehensive loss as a component of equity. The Company's assets include assets from Canadian operations of $13.8 million and $14.5 million as of December 31, 2021 and 2020, respectively.
Foreign currency remeasurement gains and losses are recorded primarily due to remeasurement of the financial assets and liabilities of the Company's Canadian stores between the Canadian dollar and the U.S. dollar. Foreign currency remeasurement losses were not significant in 2021, 2020 or 2019.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Invested Capital
Invested capital in the consolidated and combined statements of equity represent the PROG Holdings historical investment in The Aaron’s Company, Inc., the accumulated net earnings after taxes and the net effect of the transactions with and allocations from PROG Holdings prior to the separation and distribution.
Hurricane Impact
During the year ended December 31, 2019, insurance recovery gains of $4.5 million were recognized related to the settlement of property damage claims and business interruption claims stemming from property damages and lost lease revenue due to store closures caused by Hurricanes Harvey and Irma in 2017, which are recorded within other operating expenses, net in the consolidated and combined statements of earnings. Insurance recovery gains were not significant during the years ended December 31, 2021 and 2020.
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
Pending Adoption
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the cessation of the publication of certain tenors of the London Interbank Overnight ("LIBO") rate on December 31, 2021, with complete elimination of the publication of the LIBO rate by June 30, 2023. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBO rate.
The Company's $250.0 million senior unsecured revolving credit facility (the "Revolving Facility") as further described in Note 7 to these consolidated and combined financial statements currently references an available election of the LIBO rate for determining interest payable on current and future borrowings and includes provisions for the use of alternative rates if the LIBO rate is unavailable. The ASU 2020-04 guidance provides an expedient which simplifies accounting analyses under current GAAP for contract modifications if the change is directly related to a change from the LIBO rate to a new interest rate index. As the adoption of this standard is elective through December 31, 2022, the Company is continuing to evaluate the adoption of the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate; however, we do not expect it to have a material impact to the Company's consolidated financial statements or to any key terms of our Revolving Facility other than the discontinuation of the LIBO rate. The Company's outstanding borrowings as of December 31, 2021 are tied to LIBO rates that are currently set to expire in June of 2023.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 2: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides information related to the carrying amount of the Company's goodwill:

(In Thousands)
Balance at January 1, 2020	$447,781
Acquisitions	7,576
Disposals, Currency Translation and Other Adjustments	(941)
Acquisition Accounting Adjustments	46
Impairment Loss	(446,893)
Balance at December 31, 2020	$7,569
Acquisitions	5,554
Disposals, Currency Translation and Other Adjustments	(52)
Acquisition Accounting Adjustments	63
Balance at December 31, 2021	$13,134
See further details regarding the full impairment of the Company's goodwill recorded during the first quarter of 2020 in Note 1 to these consolidated and combined financial statements.
Definite-Lived Intangible Assets
The following table summarizes information related to the Company's definite-lived intangible assets at December 31:

	2021			2020
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Relationships	$1,484	$(923)	$561	$10,476	$(7,706)	$2,770
Reacquired Franchise Rights	7,352	(4,088)	3,264	7,421	(3,429)	3,992
Non-Compete Agreements	1,600	(1,375)	225	3,633	(2,759)	874
Customer Lease Contracts	718	(275)	443	690	(155)	535
Expanded Customer Base	1,816	(1,214)	602	1,807	(881)	926
Total	$12,970	$(7,875)	$5,095	$24,027	$(14,930)	$9,097
The Company's definite-lived intangible assets were acquired in connection with store-based business acquisitions, asset acquisitions of customer contracts, and franchisee acquisitions. The customer relationship intangible asset is amortized on a straight-line basis over a three-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to five years). The customer lease contract intangible asset is amortized on a straight-line basis over a one-year estimated useful life. The expanded customer base intangible asset represents the estimated fair value paid in an asset acquisition for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets, and is generally amortized on a straight-line basis over two to six years. Reacquired franchise rights are amortized on a straight-line basis over the remaining life of the franchisee’s ten-year license term.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Total amortization expense of the Company's definite-lived intangible assets included in other operating expenses, net in the accompanying consolidated and combined statements of earnings was $5.5 million, $6.8 million and $13.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, estimated future amortization expense for the next five years related to the Company's definite-lived intangible assets is as follows:

(In Thousands)
2022	$2,465
2023	1,172
2024	783
2025	441
2026	204
NOTE 3: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2021			December 31, 2020
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,930)	$—	$—	$(10,450)	$—
The Company maintains The Aaron's Company, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants’ investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2021			December 31, 2020
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$1,550	$—	$—	$8,956	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 10 to these consolidated and combined financial statements) in the consolidated and combined statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.
As further described in Note 1 to these consolidated and combined financial statements, during the year ended December 31, 2021 the Company reclassified certain held for sale properties with a recorded value of $4.4 million back to a held and used (property, plant and equipment, net) classification, as the assets no longer met the held for sale classification criteria based on changes in management's selling strategy surrounding these properties.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
In addition to the non-financial assets measured at fair value on a nonrecurring basis as described above, the Company determined it would permanently cease using an administrative building in Kennesaw, Georgia in 2020, and recorded an impairment charge of $6.0 million to reduce the carrying value of the related right-of-use asset and property, plant and equipment to an estimated fair value of $3.7 million using a discounted cash flows method as of December 31, 2020. Management determined future cash flows by estimating sublease rental rates with the assistance of a third-party specialist, which incorporated management's best estimates of current and future sublease market conditions due to a lack of comparable recent market activity. The future cash flows were discounted using a rate which incorporated both the time value of money over the remaining lease term as well as a risk premium to consider potential variability in the amount and timing of future sublease income. We have classified these amounts as Level 3 assets due to the lack of recent comparable transactions in active markets.
Additionally, the Company’s goodwill is subject to an impairment test at the reporting unit level annually as of October 1, and more frequently if events or circumstances indicate that an impairment may have occurred. The Company's impairment testing entails an assessment of the Aaron's reporting unit’s fair value, which is derived using a combination of both income and market approaches relative to the carrying value that involves significant unobservable inputs (Level 3 inputs). Refer to Note 1 to these consolidated and combined financial statements for further details regarding the determination of the fair value of the Aaron's reporting unit and related impairment testing results for the interim and annual periods, as applicable, during the years ended December 31, 2021 and 2020.
NOTE 4: PROPERTY, PLANT AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31
(In Thousands)	2021	2020
Land	$16,348	$14,588
Buildings and Improvements	53,732	51,841
Leasehold Improvements and Signs	82,010	77,278
Vehicles	93,949	80,847
Fixtures and Equipment	90,523	142,875
Software - Internal-Use	123,989	134,334
Assets Under Finance Leases	—	1,156
Construction in Progress	21,035	8,014
	481,586	510,933
Less: Accumulated Depreciation and Amortization[1]	(250,691)	(310,563)
	$230,895	$200,370
1Includes accumulated amortization of internal-use software development costs which amounted to $76.6 million and $87.1 million as of December 31, 2021 and 2020, respectively.
Depreciation expense on assets recorded under finance leases is included in other operating expenses, net and was $0.2 million, $0.6 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Finance leases as of December 31, 2020 relate to vehicles assumed as part of a franchisee acquisition and included $1.0 million in accumulated depreciation as of December 31, 2020. During the year ended December 31, 2021, the remaining assets under finance leases were fully amortized.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 5: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Lease Revenues and Fees	$1,633,489	$1,530,464	$1,570,358
Retail Sales	57,568	47,345	38,474
Non-Retail Sales	128,299	127,652	140,950
Franchise Royalties and Fees	25,129	28,212	33,432
Other	1,019	1,246	1,263
Total[1]	$1,845,504	$1,734,919	$1,784,477
1 Includes revenues from Canadian operations of $22.7 million, $21.7 million and $24.7 million during the years ended December 31, 2021, 2020, and 2019, which are primarily lease revenues and fees.
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
Lease revenues related to the leasing of merchandise and Aaron's Club membership fees are recognized as revenue in the month they are earned. Payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets. Lease payments due but not received prior to month end are recorded as accounts receivable in the accompanying consolidated balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
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
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the years ended December 31, 2021, 2020, and 2019. Included in lease revenues and fees above, the Company had $27.3 million, $25.1 million and $24.7 million of other revenue during the years ended December 31, 2021, 2020, and 2019, respectively, within the scope of ASC 606, Revenue from Contracts with Customers. Lease revenues and fees are recorded within lease and retail revenues in the accompanying consolidated and combined statements of earnings.
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
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 9 to these consolidated and combined financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fees revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $19.8 million, $19.5 million, and $25.5 million during the years ended December 31, 2021, 2020, and 2019, respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying consolidated and combined statements of earnings.
NOTE 6: LEASES
Lessor Information
Refer to Note 5 to these consolidated and combined financial statements for further information about the Company's revenue generating activities as a lessor. All of the Company's customer lease agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.
Lessee Information
As a lessee, the Company leases retail store and warehouse space for most of its store-based operations, as well as management and information technology space for store and e-commerce supporting functions, under operating leases expiring at various times through 2033. To the extent that a leased retail store or warehouse space ceases to be used prior to the termination of the lease, the spaces may be vacated, and to a lesser extent subleased to third parties while the Company maintains its primary obligation as the lessee in the head lease. The Company leases transportation vehicles under operating leases, most of which generally expire during the next five years. The vehicle leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company also leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next two years. For all of its leases in which it is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. As of December 31, 2021, the Company does not have any assets under finance leases, as the remaining assets under finance leases as of December 31, 2020 were fully amortized during the year.
Finance lease costs are comprised of the amortization of right-of-use assets and the interest accretion on discounted lease liabilities, which are recorded within other operating expenses, net and interest expense, respectively, in the consolidated and combined statements of earnings. Operating lease costs are recorded on a straight-line basis and are primarily classified within other operating expenses, net in the consolidated and combined statements of earnings, and to a lesser extent capitalized into the cost of lease merchandise and subsequently depreciated. For stores that are related to restructuring programs as described in Note 10 to these consolidated and combined financial statements, operating lease costs recorded subsequent to any necessary operating lease right-of-use asset impairment charges and after vacancy of the store are recognized in a pattern that is generally accelerated within restructuring expenses, net in the consolidated and combined statements of earnings.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company’s total operating and finance lease costs are comprised of the following:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Finance Lease cost:
Amortization of Right-of-Use Assets	$153	$596	$1,542
Interest on Lease Liabilities	16	170	363
Total Finance Lease cost:	169	766	1,905

Operating Lease cost:
Operating Lease cost classified within Other Operating Expenses, Net[1]	91,467	94,249	107,581
Operating Lease cost classified within Restructuring Expenses, Net	1,616	1,615	3,339
Sublease Receipts[2]	(2,442)	(2,723)	(2,644)
Total Operating Lease cost:	90,641	93,141	108,276

Total Lease cost	$90,810	$93,907	$110,181
1 Includes short-term and variable lease costs, which are not significant. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months. The Company also incurred right-of-use asset impairment charges of $4.2 million, $24.7 million and $24.4 million during the years ended December 31, 2021, 2020 and 2019, respectively, which were recognized within restructuring expenses, net in the consolidated and combined statements of earnings.
2 The Company has anticipated future sublease receipts from executed sublease agreements of $1.7 million in 2022, $1.2 million in 2023, $0.7 million in 2024, $0.5 million in 2025, $0.3 million in 2026, and less than $0.1 million thereafter.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Additional information regarding the Company’s leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$91	$170	$411
Operating Cash Flows for Operating Leases	111,555	111,446	121,864
Financing Cash Flows for Finance Leases	740	1,086	2,493
Total Cash paid for amounts included in measurement of Lease Liabilities	112,386	112,702	124,768
Right-of-Use Assets obtained in exchange for new Finance Lease Liabilities	—	—	—
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities	$133,528	$45,678	$49,504
Supplemental balance sheet information related to leases is as follows:

		December 31,
(In Thousands)	Balance Sheet Classification	2021	2020
Assets
Operating Lease Assets	Operating Lease Right-of-Use Assets	$278,125	$238,085
Finance Lease Assets	Property, Plant and Equipment, Net	—	153
Total Lease Assets		$278,125	$238,238

Liabilities
Operating Lease Liabilities	Operating Lease Liabilities	$309,834	$278,958
Finance Lease Liabilities	Debt	—	831
Total Lease Liabilities		$309,834	$279,789
Most of the Company's real estate leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. At lease inception or upon modification, the Company considers renewal options for certain real estate leases associated with the Company's GenNext strategy to be reasonably certain of exercise. For all other real estate leases, based on historical experience, the Company does not consider the renewal options to be reasonably certain of exercise. Additionally, the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates, and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for finance and operating leases:

	December 31,
	2021		2020
	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Finance Leases	—%	0.0	5.7%	0.6
Operating Leases	3.4%	4.7	3.5%	4.5
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted finance and operating lease liabilities that have initial terms in excess of one year as of December 31, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheets. As shown above, the Company does not have any finance lease liabilities as of December 31, 2021.

(In Thousands)	Total
2022	$95,483
2023	75,741
2024	56,075
2025	41,134
2026	26,773
Thereafter	41,401
Total Future Undiscounted Cash Flows[1]	336,607
Less: Interest	26,773
Present Value of Lease Liabilities	$309,834
1 Future undiscounted cash flows do not include approximately $15.1 million of future operating lease payments for leases that have not yet commenced. These leases will commence during 2022.
2021 Vehicle Lease Buyout
During the year ended December 31, 2021, the Company negotiated a lease buyout agreement for a significant portion of its delivery vehicles previously accounted for as operating leases. Under the terms of the agreement, the Company paid approximately $12.2 million to the lessor in exchange for full ownership of the vehicles. The buyout resulted in a $12.2 million increase to property, plant, and equipment, net and $2.0 million respective decreases to operating lease right-of-use assets and operating lease liabilities.
2020 COVID-19 Lease Concessions
In response to the impacts of the COVID-19 pandemic, the Company negotiated lease concessions for approximately 184 of our Company-operated stores and received near-term rent abatements and deferrals of approximately $1.9 million during the year ended December 31, 2020. On April 10, 2020, the FASB issued guidance for lease concessions executed in response to the COVID-19 pandemic, which provides a practical expedient to forego an evaluation of whether a lease concession should be accounted for as a modification if the concession does not result in a substantial increase of the lessee's obligations. The Company elected to apply this guidance to all lease concessions negotiated as a result of the COVID-19 pandemic that meet these criteria.
2019 Sale-Leaseback Transactions
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 7: INDEBTEDNESS
On November 9, 2020, Aaron’s, LLC, a wholly-owned subsidiary of the Company, entered into a new credit agreement with several banks and other financial institutions providing for a $250.0 million senior unsecured revolving credit facility. Revolving borrowings became available at the completion of the separation and distribution. All borrowings and commitments under the Revolving Facility will mature or terminate on November 9, 2025. The Company incurred approximately $2.2 million of lender and legal fees related to the establishment of the Revolving Facility during the year ended December 31, 2020 which were recorded within prepaid expenses and other assets in the consolidated balance sheets. The Company expects that the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. The Company had $10.0 million in outstanding borrowings under the Revolving Facility as of December 31, 2021, which was subsequently repaid in January 2022.
In conjunction with the separation and distribution in 2020, the Company repaid in full the outstanding principal and accrued interest amounts due under the previous debt agreements of Aaron's, Inc., which consisted of (i) $225.4 million paid on November 30, 2020 to settle outstanding principal and accrued interest due under the previous Aaron's, Inc. revolving credit and term loan facility, which was scheduled to mature in January 2025; and (ii) $61.3 million paid on November 27, 2020 to settle outstanding principal, accrued interest, and an early prepayment fee related to the previous Aaron's, Inc. senior unsecured notes which were scheduled to mature in April 2021. In conjunction with the repayment, the Company recorded a loss of $4.1 million on the extinguishment of the previous indebtedness, which was recorded within loss on debt extinguishment in the consolidated and combined statements of earnings during the twelve months ended December 31, 2020.
Any debt obligations and unamortized debt issuance costs due under the previous debt agreements of Aaron's, Inc. and the related interest expense for the years ended December 31, 2020 and 2019 have been included within the Company's consolidated and combined financial statements for the respective periods because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron's Company, Inc.
Following is a summary of the Company’s debt, net of applicable unamortized debt issuance costs:

	December 31,
(In Thousands)	2021	2020
Revolving Credit Facility	$10,000	$—
Finance Lease Obligations	—	831
Total Debt	10,000	831
Less: Current Maturities	10,000	761
Long-Term Debt	$—	$70
Total unamortized debt issuance costs related to the Company's current Revolving Credit Facility, which are recorded within prepaid expenses and other assets in the consolidated balance sheets, were $1.7 million and $2.1 million as of December 31, 2021 and 2020, respectively.
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
The Company pays a commitment fee on unused balances, which ranges from 0.20% to 0.35% as determined by the Company's ratio of total net debt to adjusted EBITDA. As of December 31, 2021, the amount available under the Revolving Facility was reduced by outstanding borrowings of $10.0 million and approximately $17.3 million for outstanding letters of credit, resulting in total availability of $222.7 million.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Financial Covenants
The Revolving Facility and the Franchise Loan Facility, as defined and discussed in Note 9 to these consolidated and combined financial statements, contain financial covenants that require the Company to maintain ratios of (a) fixed charge coverage of no less than 1.75:1.00 and (b) total net leverage of no greater than 2.50:1.00.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Revolving Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. At December 31, 2021, the Company was in compliance with all covenants related to its outstanding debt. However, given the uncertainties associated with the COVID-19 pandemic's impact on our operations and financial performance in future periods, there can be no assurances that we will not be required to seek amendments or modifications to one or more of the covenants in our debt agreements and/or waivers of potential or actual defaults of those covenants.
The table below shows all scheduled maturities for borrowings outstanding under the Revolving Facility as of December 31, 2021. The Company has no finance lease obligations outstanding as of December 31, 2021.

(In Thousands)
2022	$10,000
Thereafter	—
Total	$10,000

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 8: INCOME TAXES
Prior to the consummation of the separation and distribution, the Company’s operating results were included in consolidated U.S. federal and various state income tax returns, as well as non-U.S. filings, that included both Aaron’s and Progressive Leasing. For the purposes of the Company’s consolidated and combined financial statements for periods prior to the separation and distribution, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Progressive Leasing. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from PROG Holdings.
The following is a summary of the Company’s income tax expense (benefit):

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Current Income Tax Expense (Benefit):
Federal	$140	$(18,661)	$(13,438)
State	6,073	4,458	916
Foreign	998	1,494	467
	7,211	(12,709)	(12,055)
Deferred Income Tax Expense (Benefit):
Federal	28,505	(97,734)	19,497
State	172	(17,883)	(159)
Foreign	48	(3,576)	(1,112)
	28,725	(119,193)	18,226
Income Tax Expense (Benefit)	$35,936	$(131,902)	$6,171
Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2021	2020
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$196,120	$184,976
Operating Lease Right-of-Use Assets	68,309	57,521
Other, Net	9,842	10,150
Total Deferred Tax Liabilities	274,271	252,647
Deferred Tax Assets:
Goodwill and Other Intangibles	57,569	63,291
Accrued Liabilities	20,923	19,038
Advance Payments	14,820	15,492
Operating Lease Liabilities	77,041	68,883
Net Operating Losses	15,301	21,616
Other, Net	4,305	8,740
Total Deferred Tax Assets	189,959	197,060
Less Valuation Allowance	—	—
Net Deferred Tax Liabilities	$84,312	$55,587

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company’s effective tax rate differs from the statutory United States federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	3.7	3.7	4.8
Other Permanent Differences	0.7	(0.2)	(2.6)
Federal Tax Credits	(1.6)	0.4	(5.2)
NOL Carryback under CARES Act	—	8.7	—
Other, net	0.8	(0.4)	—
Effective Tax Rate	24.6%	33.2%	18.0%
The Company incurred a taxable loss in 2019. Aaron's, Inc. filed a consolidated federal return that included the income of Progressive Finance Holdings, LLC. The Company’s taxable loss in 2019 was offset by a portion of Progressive Leasing’s 2019 taxable income. Prior to the CARES Act enactment discussed below, a portion of the Company’s 2018 net operating loss was to be offset by Progressive Leasing’s 2019 taxable income. The current federal tax benefit of $13.4 million in 2019 was a result of the transfer of net operating losses of $11.0 million plus federal tax credits of $2.4 million to Progressive Leasing. Similarly, the Company effectively transferred state tax credits to Progressive Leasing, generating a current state tax benefit, of $0.7 million in 2019 that was absorbed by Progressive Leasing income reported on combined state returns. In addition, the Company acquired certain state tax attributes related to bonus depreciation tax deductions from the Progressive Leasing segment of Aaron's, Inc., which were recorded as an adjustment to invested capital with a cumulative balance of $4.0 million as of December 31, 2019.
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the CARES Act on March 27, 2020. The CARES Act included several tax relief options for companies, including a five-year net operating loss carryback. Aaron’s, Inc.'s 2018 consolidated return included losses of the Company and Progressive Leasing. Aaron's, Inc. elected to carryback its 2018 net operating losses of $242.2 million to offset the Company’s 2013 taxable income, thus generating a refund of $84.4 million and an income tax benefit of $34.2 million during the year ended December 31, 2020. The tax benefit is the result of the federal income tax rate differential between the current statutory rate of 21% and the 35% rate applicable to 2013. The Company incurred current federal tax expense of $14.7 million in 2020 related to the transfer of 2018 net operating losses from Progressive Leasing, previously offsetting 2019 taxable income under The Tax Cuts and Jobs Act.
At December 31, 2021, the Company had approximately $67.9 million of federal tax net operating loss carryforwards, which can be carried forward indefinitely and will not expire and federal tax credit carryforwards of $1.0 million which will begin to expire in 2031. In addition, at December 31, 2021, the Company had $0.3 million of tax-effected state net operating loss carryforwards which will begin to expire in 2025.
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
The separation and distribution resulted in additional decrease to tax attributes reported by the Company on a carve-out basis that were not transferred to the Company, including foreign tax credit carryforwards of $4.2 million, tax-effected state net operating losses of $2.6 million, state tax credit carryforwards of $5.8 million, and certain state tax attributes related to bonus depreciation tax deductions of $9.1 million. The decrease in tax attributes was recorded within invested capital in the consolidated and combined financial statements during the year ended December 31, 2020.
During the first quarter of 2020, the Company determined that goodwill was fully impaired and recorded a goodwill impairment loss of $446.9 million. This impairment is not currently deductible for tax purposes creating additional taxable income and an increase to the goodwill and other intangibles deferred tax asset of $110 million.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company will file a federal income tax return in the United States and file in various states and foreign jurisdictions. The Company filed its initial U.S. federal income tax return for the year ended December 31, 2020; currently, there are no open IRS examinations. With few exceptions, the Company is no longer subject to foreign and state and local tax examinations by tax authorities for years before 2018.
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Balance at January 1,	$683	$2,350	$2,338
Additions Based on Tax Positions Related to the Current Year	—	149	236
Additions for Tax Positions of Prior Years	—	250	20
Prior Year Reductions	(104)	(108)	(76)
Statute Expirations	(109)	(304)	(168)
Settlements	—	(112)	—
Amounts Transferred to Former Parent	—	(1,542)	—
Balance at December 31,	$470	$683	$2,350
As of December 31, 2021, 2020 and 2019, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $0.5 million, $0.7 million and $2.1 million, respectively, including interest and penalties.
During the years ended December 31, 2021, 2020, and 2019 the Company recognized interest and penalties of zero, $0.1 million, and $0.1 million, respectively. The Company had $0.2 million and $0.2 million of accrued interest and penalties at December 31, 2021 and 2020, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax expense (benefit).
NOTE 9: COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchise loan program (the "Franchise Loan Facility") as described below with several of the banks in our Revolving Facility. In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the Franchisee Loan Facility, which would be due in full within 75 days of the event of default. During the third quarter of 2021, the Company reduced the total commitment under the Franchise Loan Facility from $25.0 million to $15.0 million. On November 10, 2021, the Company amended the Franchise Loan Facility to extend the commitment termination date thereunder from November 16, 2021 to November 15, 2022. We are able to request additional 364-day extensions of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any future extension or renewal of our Revolving Facility. At December 31, 2021, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $8.3 million.
The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, such losses could be material in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impeding defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated balance sheets and was $2.2 million and $2.4 million at December 31, 2021 and 2020, respectively. The balances at December 31, 2021 and 2020 included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees. The Company is subject to financial covenants under the Franchise Loan Facility that are consistent with the Revolving Facility, which are more fully described in Note 7 to these consolidated and combined financial statements.

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
At December 31, 2021 and 2020, the Company had accrued $1.7 million and $0.8 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $3.0 million.
At December 31, 2021, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
Other Contingencies
At December 31, 2021, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance of $18.5 million. Payments under these commitments are scheduled to be $10.0 million in 2022, $5.7 million in 2023 and $2.8 million in 2024.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 10: RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 148 Company-operated stores during 2020 and 2021. As of December 31, 2021, we have identified approximately 60 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close in the first half of 2022. During the year ended December 31, 2020, we also further rationalized our store support center staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $7.7 million were recorded for the year ended December 31, 2021 under the real estate repositioning and optimization restructuring program. Restructuring expenses were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure, continuing variable occupancy costs incurred related to closed stores, and losses on the sale of Company-operated stores located in markets we intend to exit in conjunction with our real estate repositioning strategy. Such losses were partially offset by gains related to the sale of vehicle and real estate assets previously impaired in conjunction with the repositioning and optimization program in prior periods.
As management continues to execute on its long-term plan, additional restructuring charges are expected to result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time as the specific relocation sites, with the exception of those sites noted above, have not yet been identified by management. Additionally, we expect future restructuring expenses due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
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
Total net restructuring expenses of $1.0 million were recorded by the Company during the year ended December 31, 2021 under the 2019 restructuring program. Restructuring expenses were primarily comprised of continuing variable occupancy costs incurred related to closed stores. Restructuring expenses for the year ended December 31, 2019 also included an impairment charge related to the planned exit from one of our store support buildings and a loss on the sale of six Canadian stores to a third party. These costs were included in restructuring expenses, net in the consolidated and combined statements of earnings. We expect future restructuring expenses due to potential future early buyouts of leases with landlords as well as continuing variable occupancy costs.
2017 and 2016 Restructuring Programs
During the years ended December 31, 2017 and 2016, the Company initiated restructuring programs to rationalize its company-operated store base portfolio to better align with marketplace demand. The programs resulted in the closure and consolidation of 139 company-operated stores throughout 2016, 2017, and 2018. The Company also optimized its store support center staff and field support, which resulted in a reduction in associate headcount in those areas to more closely align with current business conditions. Restructuring expenses recorded during the years ended December 31, 2021 and 2020 under these programs were not significant.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table summarizes restructuring charges incurred under the Company's restructuring programs:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Right-of-Use Asset Impairment	$4,162	$24,722	$24,388
Operating Lease Charges	4,827	5,124	4,023
Fixed Asset Impairment	658	6,039	5,238
Severance	262	6,153	3,403
Other Expenses	384	780	1,886
(Gain) Loss on Sale of Store Properties	(1,075)	(274)	1,052
Total Restructuring Expenses, Net[1]	$9,218	$42,544	$39,990
1 Includes expenses related to our 2016 and 2017 restructuring programs, which were not significant during the year ended December 31, 2021.
To date, the Company has incurred charges of $46.2 million under the 2019 restructuring program, and $41.6 million under the real estate repositioning and optimization restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes the activity for the year ended December 31, 2021 and the corresponding balance as of December 31, 2021 for the restructuring programs:

(In Thousands)	Severance
Balance at January 1, 2021	$773
Restructuring Severance Charges	262
Payments	(1,035)
Balance at December 31, 2021	$—
NOTE 11: STOCK-BASED COMPENSATION
Description of Plans
Historically, and until the separation and distribution was completed on November 30, 2020, Aaron’s employees participated in the Aaron's, Inc.'s stock-based compensation plans, pursuant to which Aaron's Holdings Company, Inc. granted stock options, RSUs, RSAs and PSUs. In connection with the separation and distribution and effective on November 30, 2020, The Aaron's Company, Inc. established its 2020 Equity and Incentive Plan ("the 2020 Plan"), which was approved by the Company's Board of Directors on November 11, 2020. The 2020 Plan was subsequently amended and restated to increase the number of shares available under the 2020 Plan and was approved by the Company’s Board of Directors on July 12, 2021 and by the Company’s shareholders on August 25, 2021. The purpose of the 2020 Plan is to promote long-term growth and profitability of the Company by providing certain employees and directors with incentives to maximize shareholder value and contribute to the success of the Company. The 2020 Plan also enables the Company to attract, retain and reward outstanding individuals to serve as directors, officers and employees. Under the 2020 Plan, awards may be made to eligible participants in the form of stock options, RSUs, RSAs and PSUs. During the year ended December 31, 2020, no new grants were made under the 2020 Plan except for the conversion of previously granted awards under PROG Holdings equity plans, as discussed below.
Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers. As of December 31, 2021, the aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan is 3,415,890.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
The Company accounted for the conversion of the awards as award modifications in accordance with ASC 718. The Company performed a comparison of the fair value immediately prior to the conversion with the fair value immediately after the conversion, and determined that the conversion of equity awards held by The Aaron's Company employees resulted in incremental compensation expense of $5.5 million, which reflects the incremental fair value of the converted awards. Of this total amount, $1.1 million was related to vested but unexercised or unissued equity awards and was recognized immediately on the separation and distribution date. The remaining incremental expense is to be amortized and recognized over the remaining service periods of the respective awards, with an additional $0.8 million being recognized in December 2020 and $2.7 million being recognized for the year ended December 31, 2021. The incremental compensation expense associated with the converted award modifications was included as a component of separation costs in the consolidated and combined statements of earnings for the years ended December 31, 2021 and 2020.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Stock-based Compensation Expense
The stock-based compensation expense recorded by the Company in the periods presented prior to November 30, 2020 includes the expense directly attributable to the Company employees based on the awards and terms previously granted to our employees, as well as the expense associated with the allocation of stock-based compensation expense for PROG Holdings' corporate and shared function employees. For the periods subsequent to November 30, 2020, stock-based compensation expense includes expense related to the converted awards, including the incremental expense associated with the modifications of such awards as discussed above, as well as expense for awards granted as part of the Company’s long-term incentive compensation program.
Aaron’s has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Including the incremental expense associated with the modifications discussed above, total long-term incentive stock-based compensation expense recognized by the Company was $12.8 million, $24.1 million and $13.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which includes the allocation of stock-based compensation expense for PROG Holdings' corporate and shared function employees of $17.4 million and $7.8 million during the years ended December 31, 2020 and 2019, respectively. These costs were included as components of personnel costs, separation costs, and retirement charges, as applicable, in the consolidated and combined statements of earnings.
The total income tax benefit recognized in the consolidated and combined statements of earnings for stock-based compensation arrangements was $3.2 million, $6.1 million and $3.3 million in the years ended December 31, 2021, 2020 and 2019, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $0.6 million, $1.8 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $12.6 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of The Aaron's Company. This expense, which includes the remaining incremental compensation expense associated with the modifications discussed above, is expected to be recognized by the Company over a period of 1.35 years.
Stock Options
The Company did not issue any stock options under the 2020 Plan during the year ended December 31, 2020 other than the options converted in connection with the separation and distribution, as discussed above. Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company issued stock options under the 2020 Plan, as shown below.
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
For stock options issued under the 2020 Plan, the Company determines the fair value of stock options on the grant date using a Black-Scholes-Merton option pricing model that incorporates expected volatility, expected option life, risk-free interest rates and expected dividend yields. The expected volatility is a weighting based upon a time-weighted average of the Company's historical life-to-date volatility and the historical volatility of a group of similar peers over the most recent period generally commensurate with the expected estimated life of each respective grant, as well as implied volatilities from traded options on the Company's stock. Due to limited Company-specific exercise history following the November 30, 2020 separation and distribution, the expected life of the options is derived utilizing the simplified method, which finds the midpoint of the vesting date and the end of the contractual term. The risk-free interest rates are determined using the implied yield available for zero-coupon United States government issues with a remaining term equal to the expected life of the grant. The expected dividend yields are based on the approved annual dividend rate in effect and market price of the underlying common stock at the time of grant.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company granted 194,000 stock options during the year ended December 31, 2021. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

2021
Dividend Yield	1.84%
Expected Volatility	55.73%
Risk-free Interest Rate	0.87%
Expected Term (in years)	6.0
Fair Value of Stock Options Granted	$9.56
The table below summarizes the Company's stock option activity for the year ended December 31, 2021:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2021	694	$11.99
Granted	194	21.76
Exercised	(100)	12.95
Forfeited/expired	(21)	13.43
Outstanding at December 31, 2021	767	14.30	7.42	$7,936	$5.47
Expected to Vest	395	16.84	8.52	3,083	6.84
Exercisable at December 31, 2021	362	11.37	6.17	4,812	3.89
The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2021 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised by the Company's employees, which represents the value of The Aaron's Company, Inc. common stock at the time of exercise in excess of the exercise price, was $1.8 million during the year ended December 31, 2021 and $4.2 million between November 30, 2020 and December 31, 2020.
The aggregate intrinsic value of options exercised by the Company employees for periods prior to November 30, 2020, which represents the value of Aaron's Holdings Company, Inc. common stock at the time of exercise in excess of the exercise price, was $1.4 million and $1.7 million during the years ended December 31, 2020 and 2019, respectively.
The total grant-date fair value of options vested during the year ended December 31, 2021 was $0.9 million. The total grant-date fair value of options vested during the years ended December 31, 2020 and 2019 (prior to the separation and distribution) was $3.8 million and $0.8 million, respectively.
The following table summarizes information about the Company's stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2021 (In Thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2021 (In Thousands)	Weighted Average Exercise Price
$0.00-$10.00	127	4.62	$7.20	127	$7.20
$10.01-$20.00	446	7.44	13.07	235	13.61
$20.01-$30.00	194	9.17	21.76	—	—
$0.00-$30.00	767	7.42	14.30	362	11.37

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Restricted Stock
The Company did not issue any restricted stock awards under the 2020 Plan during the year ended December 31, 2020 other than the awards converted in connection with the spin-off, as discussed above. Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company issued restricted stock awards under the 2020 Plan, as shown below.
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to Aaron’s employees and directors under the 2020 Plan and typically vest over approximately one to three-year periods. The vesting schedules of converted awards were unchanged by the conversion. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is generally not subject to performance metrics. Upon vesting, shares are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability. Any shares of restricted stock that are forfeited may again become available for issuance. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends, if declared by the Board of Directors, during the vesting period. The accrued dividends for these awards are forfeitable upon termination prior to vesting. As of December 31, 2021, there are approximately 477,000 unvested restricted stock awards that contain voting rights, but are not presented as outstanding on the consolidated balance sheet.
The fair value of restricted stock is generally based on the fair market value of common stock on the date of grant. The fair value of the converted awards was adjusted in accordance with the Employee Matters Agreement and conversion methodology to ensure that the economic value of the awards was unchanged by the conversion.
The following table summarizes information about the Company's restricted stock activity for the year ended December 31, 2021:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2021	417	$14.63
Granted	347	22.89
Vested	(129)	14.06
Forfeited/unearned	(65)	15.69
Non-vested at December 31, 2021	570	19.67
The total vest-date fair value of restricted stock described above that vested during the period was $3.1 million during the year ended December 31, 2021 and $2.0 million between November 30, 2020 and December 31, 2020.
The total vest-date fair value of Company employees' restricted stock that vested during the years ended December 31, 2020 and 2019 (prior to the separation and distribution) was $3.0 million and $4.9 million, respectively.
Performance Share Units
The Company did not issue any performance share awards under the 2020 Plan during the year ended December 31, 2020 other than the awards converted in connection with the spin-off, as discussed above. Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company issued performance share awards under the 2020 Plan, as shown below.
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
The following table summarizes information about the Company's performance share unit activity for the year ended December 31, 2021:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2021	455	$12.75
Granted	136	27.54
Vested	(161)	13.81
Forfeited/unearned	(57)	12.73
Non-vested at December 31, 2021	373	17.68
The total vest-date fair value of performance share units described above that vested during the period was $3.9 million during the year ended December 31, 2021 and $5.3 million between November 30, 2020 and December 31, 2020.
The total vest-date fair value of Company employees' performance share units that vested during the years ended December 31, 2020 and 2019 (prior to the separation and distribution) was $5.5 million and $5.6 million, respectively.
Employee Stock Purchase Plan
In connection with the separation and distribution and effective on November 30, 2020, The Aaron's Company, Inc. established its Employee Stock Purchase Plan (the "2020 ESPP"), which was approved by the Company's Board of Directors on November 11, 2020. The 2020 ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the 2020 ESPP is to encourage ownership of the Company's common stock by eligible employees. Under the 2020 ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (a) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (b) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the 2020 ESPP can contribute up to an amount not exceeding 10% of their base salary and wages up to an annual maximum of $25,000 in total fair market value of the common stock. The first offering period under the 2020 ESPP began on January 1, 2021. As of December 31, 2021, the aggregate number of shares of common stock that may be issued under the 2020 ESPP was 131,438.
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
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized by the Company in connection with the ESPP was $0.3 million, $0.3 million and $0.2 million for years ended December 31, 2021, 2020 and 2019, respectively. These costs were included as a component of personnel costs in the consolidated and combined statements of earnings. During the year ended December 31, 2021, the Company issued 68,562 shares to the Company employees under the ESPP at a weighted average purchase price of $18.28. During the year ended December 31, 2020, Aaron's Holdings Company, Inc. issued 25,291 shares to the Company employees at a weighted average purchase price of $38.55. During the year ended December 31, 2019, Aaron's Holdings Company, Inc. issued 24,782 shares to the Company employees at a purchase price of $42.21.

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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $10.9 million and $10.5 million as of December 31, 2021 and 2020, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan primarily with company-owned life insurance policies. The value of the assets within the rabbi trust, which is primarily the cash surrender value of the life insurance, was $15.7 million and $16.1 million as of December 31, 2021 and 2020, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. The Company recorded gains related primarily to changes in the cash surrender value of the life insurance plans of $1.6 million, $1.7 million, and $2.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. These gains were recorded within other non-operating income, net in the consolidated and combined statements of earnings.
Benefits of $2.3 million, $2.3 million and $2.9 million were paid to plan participants during the years ended December 31, 2021, 2020 and 2019, respectively. The terms of The Aaron's Company, Inc. deferred compensation plan include a discretionary match. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,200, $11,400, and $11,600 for an individual employee for 2019, 2020, and 2021, respectively, and is subject to a three-year cliff vesting schedule. Deferred compensation expense for the matching contributions was not significant during the periods presented herein.
401(k) Defined Contribution Plan
The Company maintains a 401(k) retirement savings plan for employees who meet certain eligibility requirements. Prior to the separation and distribution date, the Company's employees participated in the PROG Holdings Retirement Plan (formerly known as the Aaron's, Inc. Employees Retirement Plan). Following the separation and distribution, assets and liabilities of the PROG Holdings Retirement Plan were transferred to The Aaron's Company, Inc. 401(k) savings plan. The Aaron's Company, Inc. 401(k) savings plan allows employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $5.6 million in 2021, $5.3 million in 2020 and $5.5 million in 2019.
Employee Stock Purchase Plan
See Note 11 to these consolidated and combined financial statements for more information regarding the Company's compensatory Employee Stock Purchase Plan.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 13: RELATED PARTY TRANSACTIONS
The Aaron's Company was a related party to PROG Holdings prior to the separation and distribution date. The significant transactions and balances with PROG Holdings prior to the separation and distribution date are further described below.
All intercompany transactions between the Company and PROG Holdings prior to the separation and distribution date were included within invested capital in the historical consolidated balance sheets and were classified as changes in invested capital on the consolidated and combined statements of equity. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity. The significant components of the net increase (decrease) in invested capital, which includes the transfer of invested capital to additional paid-in-capital upon completion of the separation, for the years ended December 31, 2020, and 2019 were as follows:

	Year Ended December 31,
(In Thousands)	2020	2019
General financing activities, net	$112,597	$(38,052)
Corporate allocations	38,554	27,276
Income tax[1]	(30,372)	22,250
Transfer of Invested Capital to Additional Paid-in-Capital	(714,356)	—
Net (decrease) increase in Invested Capital	$(593,577)	$11,474
1 See Note 8 to these consolidated and combined financial statements for more information regarding the Company’s income taxes.
Corporate Allocations
The Company's previous operating model included a combination of standalone and combined business functions with PROG Holdings. The consolidated and combined financial statements in this Annual Report include corporate allocations through the separation and distribution date for expenses related to activities that were previously provided on a centralized basis within PROG Holdings, which were primarily expenses related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. See Note 11 to these consolidated and combined financial statements for more information regarding stock-based compensation. Corporate allocations during the year ended December 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the consolidated and combined statements of earnings and as an increase to invested capital in the consolidated balance sheets. General corporate expenses allocated to the Company during the years ended December 31, 2020 and 2019 were $38.6 million and $27.3 million, respectively.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
•Transition Services Agreement. Under the terms of this agreement, both the Company and PROG Holdings will provide specified services to one another for a period of time not to exceed twelve months to help ensure an orderly transition following the separation and distribution. The services to be provided include certain information technology services, finance, tax and accounting services, fleet management support and human resource and employee benefits services. The party receiving each service is required to pay to the party providing the service a fee equal to the cost of service specified for each service, which is billed on a monthly basis. The agreed-upon charges for such services are generally intended to allow the party providing the service to recover all costs and expenses of providing such services. Amounts incurred and due to or from PROG Holdings for transition services were not significant during the years ended December 31, 2021 and 2020.
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
NOTE 14: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables show selected unaudited quarterly results of operations for the years ended December 31, 2021 and 2020. The quarterly data has been prepared on the same basis as the audited annual financial statements as further described in Note 1 to these consolidated and combined financial statements.

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2021
Revenues	$481,054	$467,495	$452,153	$444,802
Gross Profit[1]	303,068	294,680	284,642	277,099
Earnings Before Income Taxes	48,649	44,344	32,808	20,069
Net Earnings	36,323	32,975	24,348	16,288
Earnings Per Share	1.06	0.98	0.75	0.52
Earnings Per Share Assuming Dilution	1.04	0.95	0.73	0.50

Year Ended December 31, 2020
Revenues	$432,831	$430,955	$440,961	$430,172
Gross Profit[1]	267,247	263,921	279,564	272,810
(Loss) Earnings Before Income Taxes	(470,261)	29,424	40,081	$2,942
(Loss) Net Earnings	(323,774)	22,374	32,613	2,875
(Loss) Earnings Per Share[2]	(9.57)	0.66	0.96	0.08
(Loss) Earnings Per Share Assuming Dilution[2]	(9.57)	0.66	0.96	0.08
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
calculation of diluted earnings per share for the periods prior to the separation and distribution, as there were no equity awards of The Aaron's Company, Inc. outstanding prior to the distribution date.
The comparability of the Company’s quarterly financial results during 2021 and 2020 was impacted by certain events, as described below on a pre-tax basis:
•The first quarter of 2020 included a $446.9 million loss to record the full impairment of the Company's goodwill balance as of March 31, 2020 and a $14.1 million charge related to an early termination fee for a sales and marketing agreement.
•The first, second, third and fourth quarters of 2021 included net restructuring charges of $3.4 million, $1.8 million, $2.9 million, and $1.1 million, respectively. The first, second, third and fourth quarters of 2020 included net restructuring charges of $22.3 million, $7.0 million, $4.0 million and $9.2 million, respectively. The restructuring activity in these periods consists primarily of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure, continuing variable occupancy costs incurred related to closed stores and severance related to reductions in store support center and field support staff headcount. Refer to Note 10 to these consolidated and combined financial statements for further details of restructuring activity.
•The third and fourth quarters of 2020 included retirement charges of $0.5 million and $12.1 million, respectively. These charges are primarily associated with the retirement of the former Chief Executive Officer of Aaron's Holdings Company, Inc., as well as costs associated with the planned retirement of certain executive-level employees in connection with the separation and distribution. See Note 11 to these consolidated and combined financial statements for further details of retirement charges recognized during the fourth quarter of 2020 associated with the retirement of the Chief Executive Officer.
•The first, second, third and fourth quarters of 2021 include separation costs of $4.4 million, $1.2 million, $0.4 million and $0.7 million, respectively. The third and fourth quarters of 2020 included separation costs of $1.2 million and $7.0 million, respectively. These costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to begin operating as an independent, separate publicly traded entity.
•The fourth quarter of 2020 included a loss on debt extinguishment of $4.1 million related to the full repayment of the outstanding borrowings of $285.0 million under the previous Aaron's, Inc. revolving credit and term loan agreement and senior unsecured notes in conjunction with the separation and distribution as further described in Note 7 to these consolidated and combined financial statements.
NOTE 15: SUBSEQUENT EVENT
On February 23, 2022, the Company entered into a definitive agreement to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. ("BrandsMart"). Founded in 1977, BrandsMart is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. Under the terms of the agreement, total consideration is approximately $230 million in cash, subject to certain closing adjustments, and the transaction is expected to close in the second quarter of 2022. The transaction remains subject to customary closing conditions, including obtaining applicable regulatory approvals.
This transaction is intended to be funded through a combination of cash on hand, borrowings on the Company' senior unsecured revolving credit facility, as further described in Note 7 to these consolidated and combined financial statements, and additional debt financing. Concurrent with the signing of the transaction agreement, the Company entered into a debt commitment letter dated February 23, 2022 for a $200.0 million five year term loan maturing on November 9, 2025, with an initial interest rate tied to the Secured Overnight Financing Rate ("SOFR") plus 1.75%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2021 The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the Company’s fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information required in response to this Item is contained under the captions "Nominees to Serve as Directors (Class II Directors)," "Continuing Directors (Class I and Class III Directors)" "Executive Officers Who Are Not Directors," "Communicating with the Board of Directors and Corporate Governance Documents," and "Composition, Meetings and Committees of the Board of Directors" in the Proxy Statement to be filed with the SEC pursuant to Regulation 14A. These portions of the Proxy Statement are hereby incorporated by reference.
We have adopted a written code of business conduct and ethics that applies to all our directors, officers and team members, including our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers identified pursuant to this Item 10 who perform similar functions, which we refer to as the Selected Officers. The code is posted on our investor website at http://www.investor.aarons.com. We will disclose any material changes in or waivers from our code of business conduct and ethics applicable to any Selected Officer on our investor website at http://www.investor.aarons.com or by filing a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2021," "Outstanding Equity Awards at 2021 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2021," "Non-Qualified Deferred Compensation as of December 31, 2021," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2021," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," "The Aaron's Company, Inc. Amended and Restated 2020 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item is contained under the captions "Certain Relationships and Related Transactions" and "Composition, Meetings and Committees of the Board of Directors" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2021 and 2020
Consolidated and Combined Statements of Earnings—Years ended December 31, 2021, 2020 and 2019
Consolidated and Combined Statements of Comprehensive Income (Loss)—Years ended December 31, 2021, 2020 and 2019
Consolidated and Combined Statements of Equity—Years ended December 31, 2021, 2020 and 2019
Consolidated and Combined Statements of Cash Flows—Years ended December 31, 2021, 2020 and 2019
Notes to Consolidated and Combined Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
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

2.2
Agreement and Plan of Merger, dated as of May 1, 2020, among Aaron’s, Inc., PROG Holdings, Inc. (formerly Aaron’s Holdings Company, Inc.) and Aaron’s Merger Sub, Inc. (incorporated by reference to Exhibit 2.2. of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

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

10.8
First Amendment to the Credit Agreement among Aaron’s, LLC, The Aaron’s Company, Inc. (formerly Aaron’s SpinCo, Inc.), the several banks and other financial institutions from time to time party thereto and Truist Bank, as administrative agent, dated October 22, 2021 (incorporate by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 26, 2021).

10.9*
Amendment to the Loan Facility Agreement and Guaranty among Aaron’s, LLC, The Aaron’s Company, Inc., the participants from time to time party thereto and Truist Bank, as servicer, dated November 10, 2021.

Management Contracts and Compensatory Plans or Arrangements
10.10	Aaron’s 401(k) Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (333-252198) filed with the SEC on January 19, 2021).
10.11
The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended, dated November 30, 2020 (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.12
First Amendment to The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.13
Executive Severance Pay Plan of The Aaron’s Company, Inc. (as amended and restated) (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.14
First Amendment to the Executive Severance Pay Plan of The Aaron’s Company, Inc. (as amended and restated), effective January 27, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.15
The Aaron’s Company, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.16**
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.17**
Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.18**
Form of Restricted Stock Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.19**
Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.20
The Aaron’s Company, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.21
The Aaron’s Company, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.22
Amended and Restated Severance and Change-in-Control Agreement by and between The Aaron's Company, Inc. and Douglas A. Lindsay, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.10 of the Registrants Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.23
Amended and Restated Severance and Change-in-Control Agreement by and between The Aaron’s Company, Inc. and Kelly Wall, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.11 of the Registrants Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.24
Offer letter of Rachel G. George (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.25
Completion Bonus Agreement of Robert Sinclair, dated August 6, 2020 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.26
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

10.27	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).
10.28
The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended and restated, dated May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 27, 2021).

10.29*	The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended and restated, effective January 1, 2022.
10.30
The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-39681), as filed with the SEC on July 14, 2021).

10.31*	Form of Director Restricted Stock Unit Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.
10.32*	Form of Restricted Stock Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.
10.33*	Form of Executive Performance Share Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

Other Exhibits and Certifications
21*	Subsidiaries of the Registrant.
23*	Consent of Ernst & Young LLP.
31.1*	Certification of the Chief Executive Officer of The Aaron’s Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of The Aaron’s Company, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of The Aaron’s Company, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of The Aaron’s Company, Inc. furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

The Aaron's Company, Inc.

By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

SIGNATURE	TITLE
/s/ Douglas A. Lindsay	Chief Executive Officer and Director (Principal Executive Officer)
Douglas A. Lindsay
/s/ C. Kelly Wall	Chief Financial Officer (Principal Financial Officer)
C. Kelly Wall
/s/ Douglass L. Noe	Vice President and Corporate Controller (Principal Accounting Officer)
Douglass L. Noe
/s/ Laura N. Bailey	Director
Laura N. Bailey
/s/ Kelly H. Barrett	Director
Kelly H. Barrett
/s/ Walter G. Ehmer	Director
Walter G. Ehmer
/s/ Hubert L. Harris, Jr.	Director
Hubert L. Harris, Jr.
/s/ Timothy A. Johnson	Director
Timothy A. Johnson
/s/ Marvonia P. Moore	Director
Marvonia P. Moore
/s/ John W. Robinson, III	Director
John W. Robinson, III