Form 10-Q
period 2022-03-31
Aaron's Company, Inc.
filed 2022-04-25
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 22, 2022
Common Stock, $0.50 Par Value	30,708,802

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2022	December 31, 2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$13,518	$22,832
Accounts Receivable (net of allowances of $5,251 at March 31, 2022 and $7,163 at December 31, 2021)	26,930	29,443
Lease Merchandise (net of accumulated depreciation and allowances of $432,842 at March 31, 2022 and $439,745 at December 31, 2021)	769,018	772,154
Property, Plant and Equipment, Net	230,945	230,895
Operating Lease Right-of-Use Assets	288,131	278,125
Goodwill	13,022	13,134
Other Intangibles, Net	4,288	5,095
Income Tax Receivable	2,711	3,587
Prepaid Expenses and Other Assets	97,799	86,000
Total Assets	$1,446,362	$1,441,265
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$242,702	$244,670
Deferred Income Taxes Payable	98,565	92,306
Customer Deposits and Advance Payments	56,203	66,289
Operating Lease Liabilities	317,984	309,834
Debt	—	10,000
Total Liabilities	715,454	723,099
Commitments and Contingencies (Note 4)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at March 31, 2022 and December 31, 2021; Shares Issued: 35,968,806 at March 31, 2022 and 35,558,714 at December 31, 2021	17,984	17,779
Additional Paid-in Capital	727,842	724,384
Retained Earnings	116,494	98,546
Accumulated Other Comprehensive Loss	(347)	(739)
	861,973	839,970
Less: Treasury Shares at Cost
5,005,788 Shares at March 31, 2022 and 4,580,390 at December 31, 2021	(131,065)	(121,804)
Total Shareholders’ Equity	730,908	718,166
Total Liabilities & Shareholders’ Equity	$1,446,362	$1,441,265
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease and Retail Revenues	$421,925	$444,087
Non-Retail Sales	27,827	29,949
Franchise Royalties and Other Revenues	6,330	7,018
	456,082	481,054
COSTS OF REVENUES:
Cost of Lease and Retail Revenues	145,779	151,495
Non-Retail Cost of Sales	25,356	26,491
	171,135	177,986
GROSS PROFIT	284,947	303,068
OPERATING EXPENSES
Personnel Costs	121,110	124,863
Other Operating Expenses, Net	104,359	108,366
Provision for Lease Merchandise Write-Offs	21,957	13,417
Restructuring Expenses, Net	3,335	3,441
Separation Costs	540	4,390
Acquisition-Related Costs	3,464	—
	254,765	254,477
OPERATING PROFIT	30,182	48,591
Interest Expense	(350)	(344)
Other Non-Operating (Expense) Income, Net	(927)	402
EARNINGS BEFORE INCOME TAXES	28,905	48,649
INCOME TAX EXPENSE	7,373	12,326
NET EARNINGS	$21,532	$36,323
EARNINGS PER SHARE	$0.69	$1.06
EARNINGS PER SHARE ASSUMING DILUTION	$0.68	$1.04
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net Earnings	$21,532	$36,323
Other Comprehensive Income:
Unrealized Gain on Fuel Hedge Derivative Instrument	154	—
Foreign Currency Translation Adjustment	238	127
Total Other Comprehensive Income	392	127
Comprehensive Income	$21,924	$36,450
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$21,532	$36,323
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	134,713	139,212
Other Depreciation and Amortization	18,149	17,067
Provision for Lease Merchandise Write-Offs	21,957	13,417
Accounts Receivable Provision	6,753	3,763
Stock-Based Compensation	3,611	3,593
Deferred Income Taxes	6,241	8,741
Impairment of Assets	1,585	2,272
Non-Cash Lease Expense	23,971	23,030
Other Changes, Net	(4,576)	(831)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(153,711)	(160,895)
Accounts Receivable	(4,190)	2,265
Prepaid Expenses and Other Assets	(11,610)	1,440
Income Tax Receivable	876	270
Operating Lease Right-of-Use Assets and Liabilities	(27,009)	(37,776)
Accounts Payable and Accrued Expenses	846	(21,563)
Customer Deposits and Advance Payments	(10,086)	(10,129)
Cash Provided by Operating Activities	29,052	20,199
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(25,103)	(27,032)
Proceeds from Dispositions of Property, Plant, and Equipment	8,136	2,695
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	(286)	(1,062)
Proceeds from Other Investing-Related Activities	190	1,974
Cash Used in Investing Activities	(17,063)	(23,425)
FINANCING ACTIVITIES:
Repayments on Revolving Facility, Net	(10,000)	—
Repayments on Debt	—	(492)
Dividends Paid	(3,110)	(3,430)
Acquisition of Treasury Stock	(4,722)	(5,727)
Issuance of Stock Under Stock Option Plans	52	543
Shares Withheld for Tax Payments	(3,541)	(2,729)
Cash Used in Financing Activities	(21,321)	(11,835)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	2
Decrease in Cash and Cash Equivalents	(9,314)	(15,059)
Cash and Cash Equivalents at Beginning of Period	22,832	76,123
Cash and Cash Equivalents at End of Period	$13,518	$61,064
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described elsewhere in this Quarterly Report on Form 10-Q, the novel coronavirus ("COVID-19") pandemic led to significant market disruption in 2020 and 2021 and has continued to impact various aspects of our operations, directly and indirectly on a moderated basis. Throughout these notes to the condensed consolidated financial statements, the impacts of the COVID-19 pandemic on the financial results for the three months ended March 31, 2022 and comparable prior periods have been identified to the best of our ability under the respective sections. For a discussion of trends that we believe have affected our business as a result of the COVID-19 pandemic, see Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic," "Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on February 24, 2022 (the "2021 Annual Report").
Description of Spin-off Transaction
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("Aaron's", "The Aaron's Company" or "the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "the Company," and "Aaron's" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date.
Further details of the spin-off transaction are discussed in Part I, Item 1, of the 2021 Annual Report.
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. ("BrandsMart"). Founded in 1977, BrandsMart is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees, subject to certain closing adjustments. Refer to subsequent events further described in Note 6 to these condensed consolidated financial statements for additional information. The Company's financial results for the three months ended March 31, 2022 and comparable prior period do not include the results of BrandsMart, which will be included in the condensed consolidated financial statements during the second quarter of 2022.
Management believes that the acquisition will strengthen Aaron’s ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management believes that value creation opportunities include leveraging Aaron’s lease-to-own expertise to provide BrandsMart's customers enhanced payment options and offering a wide selection of BrandsMart product assortment to millions of Aaron’s customers.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Description of Business
Aaron's is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of appliances, electronics, furniture, and other home goods. Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, with a focus on providing our customers with unparalleled customer service and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers, high approval rates, and lease plan flexibility. In addition, the Company's business includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
The following table presents store count by ownership type:

Stores as of March 31 (Unaudited)	2022	2021
Company-operated Stores	1,070	1,089
Franchised Stores	236	247
Systemwide Stores	1,306	1,336
Basis of Presentation
The financial statements for the three months ended March 31, 2022 and comparable prior year period are consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Generally, actual experience has been consistent with management's prior estimates and assumptions. However, as described above, the extent to which the normalization of business trends since the start of the COVID-19 pandemic, and the resulting measures taken by the Company and federal and state governments will impact the Company's business will depend on future developments. These developments are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of such future developments and may change in the future.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.
Reclassifications
Certain reclassifications have been made to the prior periods to conform to the current period presentation. For previously reported interim and annual periods prior to December 31, 2021, the Company reported the additions to lease merchandise and the book value of lease merchandise sold or disposed as separate lines within operating activities in the condensed consolidated statements of cash flows. Effective with the year ended December 31, 2021, the Company revised its presentation of changes to lease merchandise to separately present the provision for lease merchandise write-offs, and combine the remaining operating activity-related changes in lease merchandise, with the exception of depreciation of lease merchandise, in a single line under changes in operating assets and liabilities in the condensed consolidated statements of cash flows. This revised presentation and the related adjustments to the prior period presentation do not have an impact on cash provided by operating activities.
Accounting Policies and Estimates
See Note 1 to the consolidated and combined financial statements in the 2021 Annual Report for an expanded discussion of accounting policies and estimates. Discussions of accounting estimates and application of accounting policies herein have also been updated as applicable to describe the uncertainty associated with any impacts of the COVID-19 pandemic described above.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended March 31,
(Shares In Thousands)	2022	2021
Weighted Average Shares Outstanding	31,062	34,262
Dilutive Effect of Share-Based Awards	698	657
Weighted Average Shares Outstanding Assuming Dilution	31,760	34,919
Approximately 0.5 million and 0.1 million weighted-average shares-based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2022 and March 31, 2021, respectively, as the awards would have been anti-dilutive for the periods presented.
Revenue Recognition
The Company provides lease merchandise, consisting of appliances, electronics, furniture, and other home goods to its customers for lease under certain terms agreed to by the customer. Our stores and e-commerce platform offer leases with flexible ownership plans that can be renewed monthly up to 12, 18 or 24 months. The Company also earns revenue from the sale of merchandise to customers and its franchisees, and earns ongoing revenue from its franchisees in the form of royalties and through advertising efforts that benefit the franchisees. See Note 3 to these condensed consolidated financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2022	December 31, 2021
Customers	$7,343	$8,635
Corporate	10,603	11,478
Franchisee	8,984	9,330
	$26,930	$29,443
The Company maintains an accounts receivable allowance, under which the Company's policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease and retail revenues within the condensed consolidated statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables that are 60 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and record an allowance for these estimated losses. The estimated allowance on franchisee accounts receivable includes consideration of broad macroeconomic trends, such as the uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic on the franchisees' ability to satisfy their obligations. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated statements of earnings.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Beginning Balance	$7,163	$7,613
Accounts Written Off, net of Recoveries	(8,665)	(7,456)
Accounts Receivable Provision	6,753	3,763
Ending Balance	$5,251	$3,920
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Bad Debt (Reversal) Expense	$(175)	$(700)
Provision for Returns and Uncollectible Renewal Payments	6,928	4,463
Accounts Receivable Provision	$6,753	$3,763
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2022	December 31, 2021
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$473,100	$496,506
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	295,918	275,648
Lease Merchandise, net of Accumulated Depreciation and Allowances	$769,018	$772,154
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $19.1 million and $20.2 million as of March 31, 2022 and December 31, 2021, respectively.
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
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Beginning Balance	$12,339	$11,599
Merchandise Written off, net of Recoveries	(22,183)	(14,849)
Provision for Write-offs	21,957	13,417
Ending Balance	$12,113	$10,167
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2022	December 31, 2021
Prepaid Expenses	$19,870	$14,651
Insurance Related Assets	26,249	30,757
Company-Owned Life Insurance	14,862	15,808
Assets Held for Sale	1,910	1,550
Deferred Tax Asset	8,013	7,994
Other Assets	26,895	15,240
	$97,799	$86,000
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, and certain company-owned vehicles met the held for sale classification criteria as of March 31, 2022 and December 31, 2021. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
Gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 5 to these condensed consolidated financial statements) in the condensed consolidated statements of earnings. Such gains and losses were not significant for the three months ended March 31, 2022 and March 31, 2021.
Management estimated the fair values of real estate properties using the market values for similar properties. Real estate properties represent $1.6 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively. These properties are considered Level 2 assets as defined below. The carrying amount of all assets held for sale as of March 31, 2022 and December 31, 2021 is $1.9 million and $1.6 million, respectively.
Sale-Leaseback Transaction
During the three months ended March 31, 2022, the Company entered into a sale and leaseback transaction related to three Company-owned store properties. The Company received net proceeds of $5.7 million, which were presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows and recorded a gain of $3.8 million related to the sale and leaseback transaction, which was classified within other operating expenses, net in the condensed consolidated statements of earnings and was presented within other changes, net in the condensed consolidated statements of cash flows.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2022	December 31, 2021
Accounts Payable	$83,865	$83,118
Estimated Claims Liability Costs	58,847	57,381
Accrued Salaries and Benefits	52,141	57,837
Accrued Real Estate and Sales Taxes	21,528	22,754
Other Accrued Expenses and Liabilities	26,321	23,580
	$242,702	$244,670
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
Segment Reporting
As of March, 31 2022, management concluded that the Company has one operating and reportable segment based on the nature of the financial information regularly reviewed by the chief operating decision maker to assess performance and allocate resources. We have also concluded that the Company has one reporting unit due to the fact that the components included within the operating segment have similar economic characteristics, such as the nature of the products and services provided, the nature of the customers we serve, and the interrelated nature of the components that are aggregated to form the sole reporting unit. The Company evaluates performance and allocates resources as a single operating segment based on revenue growth and pre-tax profit or loss from operations.
Goodwill
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company determined that there were no events that occurred or circumstances that changed during the three months ended March 31, 2022 that would more likely than not reduce the fair value of its reporting unit below its carrying amount.
The Company completed acquisitions of certain franchisees and third party rent-to-own stores throughout 2020 and 2021, which resulted in a goodwill balance of $13.0 million and $13.1 million as of March 31, 2022 and December 31, 2021, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2022 and 2021 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$724,384	$98,546	$(739)	$718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,584)	—	(3,584)
Stock-Based Compensation	—	—	—	—	3,611	—	—	3,611
Issuance of Shares under Equity Plans	(163)	(3,541)	410	205	(153)	—	—	(3,489)
Acquisition of Treasury Stock	(262)	(5,720)	—	—	—	—	—	(5,720)
Net Earnings	—	—	—	—	—	21,532	—	21,532
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	154	154
Foreign Currency Translation Adjustment	—	—	—	—	—	—	238	238
Balance, March 31, 2022	(5,005)	$(131,065)	35,969	$17,984	$727,842	$116,494	$(347)	$730,908

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	(895)	$(15,977)	35,100	$17,550	$708,668	$1,881	$(797)	$711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,472)	—	(3,472)
Stock-Based Compensation	—	—	—	—	3,551	—	—	3,551
Issuance of Shares Under Equity Plans	(114)	(2,729)	331	165	378	—	—	(2,186)
Acquisition of Treasury Stock	(252)	(6,280)	—	—	—	—	—	(6,280)
Net Earnings	—	—	—	—	—	36,323	—	36,323
Foreign Currency Translation Adjustment	—	—	—	—	—	—	127	127
Balance, March 31, 2021	(1,261)	$(24,986)	35,431	$17,715	$712,597	$34,732	$(670)	$739,388
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair values of the Company's other current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of December 31, 2021 were subject to a variable interest rate and short term maturities. Therefore, the fair value of these borrowings also approximates its carrying value. These assets and liabilities are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant, and equipment, in connection with periodic evaluations for potential impairment.
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
The Company's outstanding debt borrowing as of December 31, 2021 included an election of a LIBO rate that has not yet eliminated. Also, as further described in Note 6 to these condensed consolidated financial statements, the Company modified its debt agreement in conjunction with the acquisition of BrandsMart. Borrowings under the new debt agreement bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the debt agreement), or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. Therefore, there is no impact on the consolidated financial statements of the Company related to the adoption of ASU 2020-04.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(9,646)	$—	$—	$(10,930)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$1,910	$—	$—	$1,550	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 5 to these condensed consolidated financial statements) in the condensed consolidated statements of earnings. The highest and best use of the primary components of assets held for sale are as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.
NOTE 3: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Lease Revenues and Fees	$409,318	$427,641
Retail Sales	12,607	16,446
Non-Retail Sales	27,827	29,949
Franchise Royalties and Fees	6,118	6,710
Other	212	308
Total[1]	$456,082	$481,054
1 Includes revenues from Canadian operations of $4.9 million and $5.9 million during the three months ended March 31, 2022 and 2021, respectively, which are primarily lease revenues and fees.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
All of the Company's customer lease agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under sales and lease ownership agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the condensed consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three months ended March 31, 2022 and 2021. The Company had $7.0 million and $6.2 million of other revenue during the three months ended March 31, 2022 and 2021, respectively, within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above. Lease revenues and fees are recorded within lease and retail revenues in the accompanying condensed consolidated statements of earnings.
Retail and Non-Retail Sales
Revenues from the retail sale of merchandise to individual consumers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. Revenues for the non-retail sale of merchandise to franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise.
Sales of lease merchandise to franchisees and to other customers are recorded within non-retail sales and lease and retail revenues, respectively, in the accompanying condensed consolidated statements of earnings. All retail and non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2022 and 2021.
Franchise Royalties and Fees
Franchisees pay an ongoing royalty of 6% of the weekly cash revenue payments received, which is recognized as the fees become due.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 4 to these condensed consolidated financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.9 million and $5.3 million during the three months ended March 31, 2022 and 2021, respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its franchisees under a franchise loan program (the "Franchise Loan Facility") as described in further detail in Note 9 to the consolidated and combined financial statements of the 2021 Annual Report. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, such losses could be material in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. At March 31, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $7.5 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 9 to the consolidated and combined financial statements of the 2021 Annual Report. At March 31, 2022, the Company was in compliance with all of these covenants.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.0 million and $2.2 million at March 31, 2022 and December 31, 2021, respectively. The balances at March 31, 2022 and December 31, 2021 included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
As further described in Note 6 to these condensed consolidated financial statements, the Company entered into a new Franchise Loan Facility agreement on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023.
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
At March 31, 2022 and December 31, 2021, the Company had accrued $1.7 million for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $3.0 million.
At March 31, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In the first quarter of 2021, Aaron's, LLC, along with a number of other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding the Company's compliance with state consumer protection laws. The Company is cooperatively engaging with the DFPI in response to its inquiry. Although the Company believes it is in compliance with all applicable consumer protection laws and regulations in California, this inquiry ultimately could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Contingencies
Management regularly assesses the Company's insurance deductibles, monitors litigation and regulatory exposure with the Company's attorneys, and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
NOTE 5. RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 164 Company-operated stores during 2020, 2021 and the first three months of 2022. As of March 31, 2022, we have identified approximately 63 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during 2022. We also further rationalized our store support center staff, which resulted in a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses of $3.3 million were recorded for the three months ended March 31, 2022, primarily all of which were incurred under the real estate repositioning and optimization restructuring program. Restructuring expenses were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure, continuing variable occupancy costs incurred related to closed stores and severance charges related to reductions in store support center headcount.
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
The following table summarizes restructuring charges for the three months ended March 31, 2022 and 2021, respectively, under the Company's restructuring programs:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Right-of-Use Asset Impairment	$1,178	$1,871
Operating Lease Charges	1,442	1,091
Fixed Asset Impairment	245	321
Severance	418	37
Other Expenses	113	121
Net Gain on Sale of Store Properties and Related Assets	(61)	—
Total Restructuring Expenses, Net	$3,335	$3,441
To date, the Company has incurred charges of $44.7 million under the real estate repositioning and optimization restructuring program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the activity for the three months ended March 31, 2022 and the corresponding accrual balance as of March 31, 2022 for the restructuring programs:

(In Thousands)	Severance
Balance at January 1, 2022	$—
Restructuring Severance Charges	418
Payments	(32)
Balance at March 31, 2022	$386
NOTE 6. SUBSEQUENT EVENTS
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart. BrandsMart is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country, with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees, subject to certain closing adjustments. The Company is in the process of completing the preliminary purchase price allocation associated with the BrandsMart acquisition and expects to establish preliminary fair values of intangibles, goodwill, and other assets and liabilities acquired by the end of the second quarter of 2022.
Debt Arrangements
To finance the BrandsMart transaction, on April 1, 2022 the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility"). The Previous Credit Facility is further described in Note 7 to the consolidated and combined financial statements of the 2021 Annual Report. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company pays a commitment fee on unused balances related to the revolving facility, which ranges from 0.20% to 0.30% as determined by the Company's ratio of total net debt to EBITDA (as defined by the agreement). The Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the BrandsMart U.S.A. acquisition.
On April 1, 2022, the Company utilized the proceeds from the $175 million Term Loan and $117 million of borrowings under the Revolving Facility to finance the purchase price for the BrandsMart acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes.
Borrowings under the Revolving Facility and the Term Loan bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans.
The loans and commitments under the Revolving Facility mature or terminate on April 1, 2027. The Term Loan amortizes in quarterly installments, commencing on December 31, 2022, in an aggregate annual amount equal to (i) 2.50% of the original principal amount of the Term Loan during the first and second years after the closing date, (ii) 5.00% of the original principal amount of the Term Loan during the third, fourth and fifth years after the closing date, with the remaining principal balance of the Term Loan to be due and payable in full on April 1, 2027.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Franchise Loan Facility Amendment
On April 1, 2022, the Company also entered into a new $12.5 million unsecured franchise loan facility (the "Franchise Loan Facility"), which replaced its previous $15.0 million amended and restated unsecured franchise loan facility dated as of November 10, 2021. The Franchise Loan Facility operates as a guarantee by the Company and certain of its existing and future direct and indirect U.S. subsidiaries of certain debt obligations of some of the sales and lease ownership franchisees of the Company under a franchise loan program.
In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the Franchise Loan Facility, which would be due in full within 90 days of such event of default. Borrowings under the Franchise Loan Facility bear interest at a rate per annum equal to SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the Franchise Loan Facility). The Franchise Loan Facility is available for a period of 364 days commencing on April 1, 2022, and permits Borrower to request extensions for additional 364-day periods.
The Credit Facility and the Franchise Loan Facility contain customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and (b) a minimum Fixed Charge Coverage Ratio of 1.75 to 1.00.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include factors such as (i) any ongoing impact of the COVID-19 pandemic due to new variants or efficacy and rate of vaccinations, as well as related measures taken by governmental or regulatory authorities to combat the pandemic, including the impact of federal vaccine mandates on our workforce and whether additional government stimulus payments or supplemental unemployment benefits will be approved, and the nature, amount and timing of any such payments or benefits; (ii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as defined below) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iii) the failure of that separation to qualify for the expected tax treatment; (iv) the risk that the Company may fail to realize the benefits expected from the acquisition of BrandsMart, including projected synergies; (v) risks related to the disruption of management time from ongoing business operations due to the acquisition: (vi) failure to promptly and effectively integrate the BrandsMart acquisition; (vii) the effect of the acquisition on our ongoing results and businesses and on the ability of Aaron's and BrandsMart to retain and hire key personnel or maintain relationships with suppliers; (viii) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (ix) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (x) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (xi) risks associated with the challenges faced by our business, including the commoditization of consumer electronics and our high fixed-cost operating model; (xii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xiii) financial challenges faced by our franchisees; (xiv) increases in lease merchandise write-offs and the potential limited duration and impact of stimulus and other government payments made by the federal and state governments to counteract the economic impact of the COVID-19 pandemic; (xv) the availability and prices of supply chain resources, including products and transportation; and (xvi) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2021 Annual Report.
Description of Spin-off Transaction
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("Aaron's", "The Aaron's Company" or "the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of The Aaron's Company.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," "the Company," and "Aaron's" refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Aaron’s Business prior to the separation and distribution date.
Further details of the spin-off transaction are discussed in Part I, Item 1, of the 2021 Annual Report.

Business Overview
Aaron's is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of appliances, electronics, furniture, and other home goods. Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through our portfolio of approximately 1,300 stores and our Aarons.com e-commerce platform, we provide consumers with LTO and purchase solutions for the products they need and want, with a focus on providing our customers with unparalleled customer service and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers, high approval rates, and lease plan flexibility. In addition, the Company's business includes the operations of Woodhaven Furniture Industries ("Woodhaven"), which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised stores.
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. ("BrandsMart"). Founded in 1977, BrandsMart is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees, subject to certain closing adjustments. The Company's financial results for the three months ended March 31, 2022 and comparable prior periods do not include the results of BrandsMart, which will be included in the condensed consolidated financial statements during the second quarter of 2022.
Management believes that the acquisition will strengthen Aaron's ability to deliver on its mission of enhancing people's lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease to own and retail purchase options. Management believes that value-creation opportunities include leveraging Aaron's lease-to-own expertise to provide BrandsMart's customers enhanced payment options and offering a wide selection of BrandsMart product assortment to millions of Aaron’s customers.
Recent Store Restructuring Programs
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated restructuring programs in 2019 and 2020 to optimize our Company-operated store portfolio via our GenNext store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. These restructuring programs have resulted in the closure, consolidation or relocation of a total of 319 Company-operated store locations during 2019, 2020, 2021 and the first three months of 2022.
During the first quarter of 2022, the Company opened 19 new GenNext locations. Combined with the 116 locations open at the beginning of the year, total GenNext stores contributed 13.2% of total lease and retail revenues during the three months ended March 31, 2022. As of March 31, 2022, we have identified approximately 63 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during 2022. We will continue to evaluate our Company-operated store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
While not all specific locations have been identified under the real estate repositioning and optimization restructuring program, the Company's current strategic plan is to remodel, reposition and consolidate our Company-operated store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers. To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management.

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
•We have established a COVID-19 Task Force, with executive oversight, that meets regularly to ensure that our response to the fluid pandemic is timely and effective to ensure the safety of our associates and customers to the best of our ability.
•We track internal and external COVID-19 case trends to ensure our response efforts are adjusted based on regional and national needs across our footprint.
•In our Company-operated stores, fulfillment centers, service centers, manufacturing, and Store Support Center operations, we are monitoring for and adhering to applicable federal and state laws, Occupational Safety and Health Administration regulations and Center for Disease Control ("CDC") and state/local health authorities.
Coronavirus Legislative Relief
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020, the Consolidated Appropriations Act on December 27, 2020, and the American Rescue Plan Act of 2021 ("American Rescue Plan") on March 11, 2021. We believe a significant portion of our customers received government stimulus payments and/or federally supplemented unemployment payments, pursuant to these economic stimulus measures, which we believe enabled them to continue making payments to us under their lease-to-own agreements, despite the economically challenging times resulting from the COVID-19 pandemic.
The Company utilized tax relief options available to Company under the CARES Act. As of March 31, 2022 the Company has a remaining liability of $10.6 million related to 2020 payroll taxes eligible for deferral through December 31, 2022.

Highlights
The following summarizes significant financial highlights from the three months ended March 31, 2022:
•We reported revenues of $456.1 million in the first quarter of 2022 compared to $481.1 million for the first quarter of 2021, a decrease of 5.2%. This decrease is primarily due to a 4.3% decrease in same store revenues, which contributed to a $15.5 million decrease in lease and retail revenues. The decrease in same store revenues was primarily driven by the expected normalization in the lease renewal rate and lower early purchase options exercised, driven by a government stimulus-aided first quarter of 2021. This decrease was partially offset by a larger same store lease portfolio size, which ended the fourth quarter of 2021 at $111.2 million, up 5.4% compared to the end of the fourth quarter of 2020, and ended the first quarter of 2022 at $107.7 million, up 2.9% compared to the first quarter of 2021. E-commerce revenues increased 3.9% compared to the prior year quarter and were 15.4% and 14.3% of total lease revenues and fees during the three months ended March 31, 2022 and 2021, respectively.
•During the first quarter of 2022, the Company opened 19 new GenNext locations. Combined with the 116 locations open at the beginning of the year, total GenNext stores contributed 13.2% of total lease and retail revenues during the three months ended March 31, 2022.
•Earnings before income taxes were $28.9 million in the first quarter of 2022 compared to $48.6 million during the prior comparable period. Earnings before income taxes during the first quarter of 2022 were negatively impacted by BrandsMart acquisition transaction costs of $3.5 million, restructuring charges of $3.3 million and separation-related costs of $0.5 million. Earnings before income taxes for the first quarter of 2021 were negatively impacted by separation-related costs of $4.4 million and restructuring charges of $3.4 million.
•Earnings before income taxes were also impacted by the provision for lease merchandise write-offs as a percentage of lease revenues and fees, which increased to 5.4% for the three months ended March 31, 2022 compared to 3.1% for the comparable period in 2021. During the first quarter of 2022, the Company continued to experience the normalization of customer payment activity that started during the third and fourth quarters of 2021 following historically strong customer payment activity experienced throughout 2020 and continuing into the three months ended March 31, 2021, which we believe was partially driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020 and 2021.
•Net earnings for the first quarter of 2022 were $21.5 million compared to $36.3 million in the prior year period. Diluted earnings per share for the first quarter of 2022 were $0.68 compared with diluted earnings per share of $1.04 in the prior year period.
•The Company repurchased 261,924 shares of common stock for $5.7 million during the three months ended March 31, 2022. The total shares outstanding as of March 31, 2022 were 30,963,018, compared to 34,169,998 as of March 31, 2021. Since March 31, 2021, we repurchased 3.6 million shares, which represents 10.5% of March 31, 2021 stock outstanding.
Key Metrics
Lease Portfolio Size. Our lease portfolio size represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, lease merchandise returns and write-offs, and customer early purchase option exercises. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the first quarter of 2022 with a lease portfolio size for all Company-operated stores of $131.7 million, an increase of 2.3% compared to the lease portfolio size as of March 31, 2021.
Lease Renewal Rate. Our lease renewal rate for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the recurring lease revenues related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the first quarter of 2022 was 89.4%, compared to 92.5% in the government stimulus-aided first quarter of 2021.

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
For the three months ended March 31, 2022, we calculated this amount by comparing revenues for the three months ended March 31, 2022 to revenues for the comparable period in 2021 for all stores open for the entire 15-month period ended March 31, 2022, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues decreased 4.3% during the three months ended March 31, 2022 compared to the prior year comparable period.
Seasonality
Our revenue mix is moderately seasonal. The first quarter of each year generally has higher lease renewal rates and corresponding lease revenues than any other quarter. Our customers will also more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. We believe that each is primarily due to the receipt by our customers in the first quarter of federal and state income tax refunds. In addition, lease portfolio size typically increases gradually in the fourth quarter as a result of the holiday season. We expect these trends to continue in future periods.
Due to the seasonality of our business and the extent of the impact of additional government stimulus, and/or enhanced unemployment benefits to our customers in response to the economic impacts of the COVID-19 pandemic, results for any quarter or period are not necessarily indicative of the results that may be achieved for any interim period or a full fiscal year.
Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. The financial statements for the three months ended March 31, 2022 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company.
For the three months ended March 31, 2022 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Personnel Costs. Personnel costs represents total compensation costs incurred for services provided by team members of the Company.
Other Operating Expenses, Net. Other operating expenses, net includes occupancy costs (including rent expense, store maintenance and depreciation expense related to non-manufacturing facilities), shipping and handling, advertising and marketing, intangible asset amortization expense, professional services expense, bank and credit card related fees, and other miscellaneous expenses. Other operating expenses, net also includes gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment (to the extent such gains or losses are not related to assets that are a part of the Company's restructuring programs).
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
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting and legal expenses associated with the acquisition of BrandsMart in April 2022.
Interest Expense. Interest expense for the three months ended March 31, 2022 consists primarily of commitment fees on unused balances of the Previous Credit Facility (as defined below), as well as the amortization of debt issuance costs.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Results of Operations – Three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease and Retail Revenues	$421,925	$444,087	$(22,162)	(5.0)%
Non-Retail Sales	27,827	29,949	(2,122)	(7.1)
Franchise Royalties and Other Revenues	6,330	7,018	(688)	(9.8)
	456,082	481,054	(24,972)	(5.2)
COSTS OF REVENUES
Cost of Lease and Retail Revenues	145,779	151,495	(5,716)	(3.8)
Non-Retail Cost of Sales	25,356	26,491	(1,135)	(4.3)
	171,135	177,986	(6,851)	(3.8)
GROSS PROFIT	284,947	303,068	(18,121)	(6.0)
Gross Profit %	62.5%	63.0%

OPERATING EXPENSES:
Personnel Costs	121,110	124,863	(3,753)	(3.0)
Other Operating Expenses, Net	104,359	108,366	(4,007)	(3.7)
Provision for Lease Merchandise Write-Offs	21,957	13,417	8,540	63.7
Restructuring Expenses, Net	3,335	3,441	(106)	(3.1)
Separation Costs	540	4,390	(3,850)	(87.7)
Acquisition-Related Costs	3,464	—	3,464	nmf
	254,765	254,477	288	0.1

OPERATING PROFIT	30,182	48,591	(18,409)	(37.9)
Interest Expense	(350)	(344)	(6)	(1.7)
Other Non-Operating (Expense) Income, Net	(927)	402	(1,329)	nmf

EARNINGS BEFORE INCOME TAXES	28,905	48,649	(19,744)	(40.6)

INCOME TAX EXPENSE	7,373	12,326	(4,953)	(40.2)

NET EARNINGS	$21,532	$36,323	$(14,791)	(40.7)%
nmf—Calculation is not meaningful
Revenues
The following table presents revenue by source for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
Lease Revenues and Fees	$409,318	$427,641	$(18,323)	(4.3)%
Retail Sales	12,607	16,446	(3,839)	(23.3)
Non-Retail Sales	27,827	29,949	(2,122)	(7.1)
Franchise Royalties and Fees	6,118	6,710	(592)	(8.8)
Other	212	308	(96)	(31.2)
Total Revenues	$456,082	$481,054	$(24,972)	(5.2)%

The decrease in lease revenues and fees and retail sales during the three months ended March 31, 2022 was primarily due to a 4.3% decrease in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, which represented $15.5 million of the decrease. The decrease in same store revenues was driven primarily by expected normalization in the lease renewal rate and lower exercise of early purchase options by our customers. These factors were partially offset by the increased size of our same store lease portfolio size in the quarter. During the first quarter of 2022, the Company continued to experience the normalization of customer payment activity that started during the third and fourth quarters of 2021 following historically strong customer payment activity experienced throughout 2020 and continuing into the three months ended March 31, 2021, which we believe was partially driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers during 2020 and 2021.
E-commerce revenues increased 3.9% compared to the prior year quarter and were 15.4% and 14.3% of total lease revenues and fees during the three months ended March 31, 2022 and 2021, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from franchisees stemming from higher customer demand during the government stimulus-aided first quarter of 2021. Non-retail sales also decreased by $1.0 million due to the reduction of 12 franchised stores during the 15-month period ended March 31, 2022.
The decrease in franchise royalties and fees is primarily the result of the reduction of 12 franchised stores during the 15-month period ended March 31, 2022.
Cost of Revenues and Gross Profit
Information about the components of the cost of lease and retail revenues and non-retail sales is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
Depreciation of Lease Merchandise and Other Lease Revenue Costs	$136,664	$140,976	$(4,312)	(3.1)%
Retail Cost of Sales	9,115	10,519	(1,404)	(13.3)
Non-Retail Cost of Sales	25,356	26,491	(1,135)	(4.3)
Total Costs of Revenues	$171,135	$177,986	$(6,851)	(3.8)%
Depreciation of lease merchandise and other lease revenue costs. Depreciation of lease merchandise and other lease revenue costs decreased primarily due to the decrease in lease revenues and fees as described above, a $7.3 million decrease due to higher early purchase options exercised during the first quarter of 2021, and a $1.2 million decrease due to store closures and consolidations. This was partially offset by a $1.2 million increase as a result of a higher lease portfolio size and a $2.7 million increase due to higher inventory purchase costs.
Retail cost of sales. Retail cost of sales decreased during the three months ended March 31, 2022 due to the decrease in retail sales driven by the factors discussed above, partially offset by higher inventory purchase costs.
Non-retail cost of sales. The decrease in non-retail cost of sales during the three months ended March 31, 2022 is primarily attributable to the decrease in non-retail sales which was driven by the factors discussed above, partially offset by higher inventory purchase costs.
Gross Profit
Gross profit for lease revenues and fees was $272.7 million and $286.7 million during the three months ended March 31, 2022 and 2021, respectively, which represented a gross profit margin of 66.6% and 67.0% for the respective periods.
Gross profit for retail sales was $3.5 million and $5.9 million during the three months ended March 31, 2022 and 2021, respectively, which represented a gross profit margin of 27.7% and 36.0% for the respective periods. The decline in gross profit percentage is primarily due to a normalization of product mix and availability in the first quarter of 2022 as compared to the government stimulus-aided first quarter of 2021, as well as higher inventory purchase costs in 2022 as compared to 2021.
Gross profit for non-retail sales was $2.5 million and $3.5 million during the three months ended March 31, 2022 and 2021, respectively, which represented a gross profit percentage of 8.9% and 11.5% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2022 compared to the prior year comparable period.
As a percentage of total revenues, gross profit declined to 62.5% during the three months ended March 31, 2022 compared to 63.0% for the comparable period in 2021. The factors impacting the change in gross profit are discussed above.

Operating Expenses
Personnel Costs. Personnel Costs decreased by $3.8 million during the first quarter of 2022 due primarily to lower performance-based incentive compensation, partially offset by higher store-based wages and additional personnel to support our key strategic initiatives.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2022	2021	$	%
Occupancy Costs	$45,682	$43,309	$2,373	5.5
Shipping and Handling	15,253	13,265	1,988	15.0
Advertising Costs	10,700	17,385	(6,685)	(38.5)
Intangible Amortization	764	1,684	(920)	(54.6)
Professional Services	3,488	3,035	453	14.9
Bank and Credit Card Related Fees	5,562	5,382	180	3.3
Gains on Dispositions of Store-Related Assets, net	(4,450)	(1,223)	(3,227)	(263.9)
Other Miscellaneous Expenses, net	27,360	25,529	1,831	7.2
Other Operating Expenses, net	$104,359	$108,366	$(4,007)	(3.7)%
As a percentage of total revenues, other operating expenses, net increased to 22.9% for the first quarter of 2022 from 22.5% in the same period in 2021.
Occupancy costs increased during the three months ended March 31, 2022 primarily due to higher rent and related occupancy costs as well as higher depreciation of leasehold improvements associated with newer store locations under our repositioning and optimization initiatives and higher utility expense compared to last year. These increases were partially offset by lower occupancy costs due to the planned net reduction of 22 Company-operated stores during the 15-month period ended March 31, 2022.
Shipping and handling costs increased primarily due to higher fuel and distribution costs driven by inflationary pressures, partially offset by a 13.6% decrease in product deliveries during the three months ended March 31, 2022 as compared to the same period in 2021.
Advertising costs decreased primarily due to an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs and lower advertising spend during the three months ended March 31, 2022 as compared to the same period in 2021.
Gains on asset dispositions increased primarily due to a $3.8 million gain related to a sale and leaseback transaction of three Company-owned store properties during the three months ended March 31, 2022, partially offset by lower gains related to the sale of Company-owned vehicles in the first quarter of 2022 as compared to the same period in 2021.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The primary increases in this category during the three months ended March 31, 2022 were related to higher software licensing expenses and higher travel expenses. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees increased to 5.4% for the three months ended March 31, 2022 compared to 3.1% for the comparable period in 2021. During the first quarter of 2022, the Company continued to experience the normalization of customer payment activity that started during the third and fourth quarters of 2021 following historically low provision for lease merchandise write-offs percentages beginning with the second quarter of 2020 and continuing throughout the first half of 2021, which we believe was partially driven by government stimulus payments and supplemental federal unemployment benefits received by a significant portion of our customers. The Company's provision for lease merchandise write-offs has benefited throughout 2021 and 2022 from improved decisioning technology, strong operational focus and payment optimization .
Restructuring Expenses, Net. Restructuring activity for the three months ended March 31, 2022 resulted in expenses of $3.3 million, which were primarily comprised of $1.4 million of continuing variable occupancy costs incurred related to previously closed stores, $1.4 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure and severance of $0.4 million related to reductions in store support center headcount. Restructuring expenses for the three months ended March 31, 2021 were $3.4 million and were primarily comprised of $2.2 million of operating lease right-of-use asset and fixed asset impairment for company-operated stores identified for closure during 2021 and $1.1 million of common area maintenance and other variable charges and taxes incurred related to closed stores.
Separation costs. Separation costs for the three months ended March 31, 2022 and 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting and legal expenses associated with the acquisition of BrandsMart.
Operating Profit
Interest Expense. Interest Expense increased to $0.4 million for three months ended March 31, 2022 from $0.3 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 consists primarily of commitment fees on unused balances of the Previous Facility, as well as the amortization of debt issuance costs.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $0.9 million and net gains of $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Foreign currency remeasurement net gains and losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended March 31, 2022 or 2021.
Income Tax Expense
Income tax expense decreased to $7.4 million during the three months ended March 31, 2022 compared to $12.3 million for the same period in 2021 due to a $19.7 million decrease in earnings before income taxes, partially offset by an increase in the effective tax rate to 25.5% in 2022 from 25.3% in 2021.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2021 to March 31, 2022 include:
•Cash and cash equivalents decreased $9.3 million to $13.5 million at March 31, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Operating lease right-of-use assets increased $10.0 million primarily due to additional real estate lease agreements and amendments executed during the three months ended March 31, 2022, partially offset by regularly scheduled amortization of right-of-use assets and impairment charges recorded in connection with restructuring actions.
•Debt decreased $10.0 million primarily due to the repayment of the $10.0 million in outstanding borrowings under the Previous Credit Facility during the three months ended March 31, 2022. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
•Treasury shares increased $9.3 million due primarily to the Company's repurchase of 261,924 shares of common stock for $5.7 million during the three months ended March 31, 2022.
Liquidity and Capital Resources
General
Our primary uses of capital has historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for franchisee acquisitions. Throughout 2021 and 2022, the Company has also periodically repurchased common stock and paid quarterly cash dividends.
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility (as defined below). As of March 31, 2022, the Company had $13.5 million of cash and $232.7 million of availability under its previous $250.0 million senior unsecured revolving credit facility. On April 1, 2022, the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous credit facility and is further described in Note 6 to these condensed consolidated financial statements. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company borrowed $175 million under the Term Loan and $116.7 million under the Revolving Facility to finance the BrandsMart U.S.A. acquisition.

Cash Provided by Operating Activities
Cash provided by operating activities was $29.1 million and $20.2 million during the three months ended March 31, 2022 and 2021, respectively. The $8.9 million increase in operating cash flows was primarily driven by lower lease merchandise purchases and increases in working capital, partially offset by the normalization of customer payment activity during the first quarter of 2022 as compared to the government stimulus-aided first quarter of 2021. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $17.1 million and $23.4 million during the three months ended March 31, 2022 and 2021, respectively. The $6.4 million decrease in investing cash outflows was primarily due to $5.4 million higher proceeds from the sale of property, plant and equipment and $1.9 million lower cash outflows for purchases of property, plant and equipment during the three months ended March 31, 2022 compared to the prior year period.
Cash Used in Financing Activities
Cash used in financing activities was $21.3 million and $11.8 million during the three months ended March 31, 2022 and 2021, respectively, The $9.5 million increase in financing cash outflows was primarily due to the repayment of the $10.0 million in outstanding borrowings under the Previous Credit Facility during the three months ended March 31, 2022.
Share Repurchases
During the first quarter, the Company repurchased 261,924 shares of Aaron’s common stock for a total purchase price of approximately $5.7 million. The total shares outstanding as of March 31, 2022 were 30,963,018, compared to 34,169,998 as of March 31, 2021. On March 3, 2022, the Company’s Board of Directors increased the share repurchase authorization to $250.0 million from the original $150.0 million plan and extended the maturity to December 31, 2024. The remaining authorized share repurchase amount was $141.2 million as of March 31, 2022.
Dividends
In February 2022, the Board approved a quarterly dividend of $0.1125 per share, which was paid to shareholders on April 5, 2022. Aggregate dividend payments for the three months ended March 31, 2022 were $3.1 million. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of March 31, 2022, the Company did not have any outstanding borrowings under the Previous Credit Facility (as defined below). The total available credit under our Previous Credit Facility as of March 31, 2022 was $232.7 million, which was reduced by approximately $17.3 million for our outstanding letters of credit.
On April 1, 2022, the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility") which is further described in Note 7 to the consolidated and combined financial statements of the 2021 Annual Report. The new Credit Facility provides for a $175 million Term Loan and a $375 million Revolving Facility, which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the BrandsMart U.S.A. acquisition.
Borrowings under the Revolving Facility and the Term Loan bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio (as defined in the Credit Facility agreement), or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans.
The loans and commitments under the Revolving Facility mature or terminate on April 1, 2027. The Term Loan amortizes in quarterly installments, commencing on December 31, 2022, in an aggregate annual amount equal to (i) 2.50% of the original principal amount of the Term Loan during the first and second years after the closing date, (ii) 5.00% of the original principal amount of the Term Loan during the third, fourth and fifth years after the closing date, with the remaining principal balance of the Term Loan to be due and payable in full on April 1, 2027.
The Credit Facility contains customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and (b) a minimum Fixed Charge Coverage Ratio of 1.75 to 1.00.

If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Previous Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at March 31, 2022.
Commitments
Income Taxes
During the three months ended March 31, 2022, we made net income tax payments of $0.6 million. Within the next nine months, we anticipate making estimated cash payments of $8.0 million for state income taxes and $0.7 million for Canadian income taxes.
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
We estimate the deferred tax liability associated with bonus depreciation from the Tax Cuts and Jobs Act of 2017 and the prior tax legislation is approximately $147.0 million as of December 31, 2021, of which approximately 74% is expected to reverse as a deferred income tax benefit in 2022 and most of the remainder during 2023. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2021.
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
As further described in Note 6 to these condensed consolidated financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At March 31, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $7.5 million, which would be due in full within 75 days of the event of default.
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be material in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $2.0 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on leases or purchase obligations, and renegotiate arrangements or enter into new arrangements. Other than the debt arrangements the Company entered into on April 1, 2022 as described above, there were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in the 2021 Annual Report.

Critical Accounting Policies
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the 2021 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, the Company did not have any outstanding borrowings under the Previous Credit Facility, further described in Note 6 to these condensed consolidated financial statements. Borrowings under the Previous Credit Facility are currently indexed to the LIBO rate, the Federal Funds Rate, or the Administrative Agent's prime lending rate. Future borrowings under the Credit Facility, further defined and described in Note 6 to these condensed consolidated financial statements, bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 4 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.
ITEM 1A.RISK FACTORS
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of the 2021 Annual Report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2022 through January 31, 2022	—	$—	—	$46,901,691
February 28, 2022 through February 28, 2022	—	—	—	46,901,691
March 1, 2022 through March 31, 2022	261,924	21.84	261,924	141,181,756
Total	261,924		261,924
1Share repurchases are conducted under authorizations made from time to time by our Board. The most recent authorization was publicly announced on March 2, 2022, which increased the share repurchase authorization amount to $250.0 million from the previous authorized amount of $150.0 million, and extended the maturity date by one year to December 31, 2024. Subject to the terms of our Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2024. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1
Stock Purchase Agreement, dated as of February 23, 2022, by and among Aaron’s Retail Solutions, LLC, Interbond Enterprises, Inc., the Sellers named therein and Michael Perlman, in his individual capacity and in his Capacity as the Seller’s Representative thereunder (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022).

10.1
Credit Agreement, dated as of April 1, 2022, among Aaron’s, LLC, as the borrower, The Aaron’s Company, Inc., the several banks and other financial institutions from time to time party thereto and Truist Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

10.2
Loan Facility Agreement and Guaranty, dated as of April 1, 2022, among Aaron’s, LLC, as the sponsor, The Aaron’s Company, Inc., the several banks and other financial institutions from time to time party thereto and Truist Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	April 25, 2022	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2022	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)