Form 10-Q
period 2022-06-30
Aaron's Company, Inc.
filed 2022-07-25
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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

Large Accelerated Filer	☐	Accelerated filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 22, 2022
Common Stock, $0.50 Par Value	30,777,065

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2022	December 31, 2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$28,249	$22,832
Accounts Receivable (net of allowances of $7,886 at June 30, 2022 and $7,163 at December 31, 2021)	41,020	29,443
Lease Merchandise (net of accumulated depreciation and allowances of $437,803 at June 30, 2022 and $439,745 at December 31, 2021)	746,666	772,154
Merchandise Inventories, Net	106,255	—
Property, Plant and Equipment, Net	263,906	230,895
Operating Lease Right-of-Use Assets	459,828	278,125
Goodwill	75,242	13,134
Other Intangibles, Net	110,258	5,095
Income Tax Receivable	6,731	3,587
Prepaid Expenses and Other Assets	93,691	86,000
Total Assets	$1,931,846	$1,441,265
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$236,624	$244,670
Deferred Income Taxes Payable	93,744	92,306
Customer Deposits and Advance Payments	74,504	66,289
Operating Lease Liabilities	496,129	309,834
Debt	310,332	10,000
Total Liabilities	1,211,333	723,099
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at June 30, 2022 and December 31, 2021; Shares Issued: 36,037,069 at June 30, 2022 and 35,558,714 at December 31, 2021	18,019	17,779
Additional Paid-in Capital	731,891	724,384
Retained Earnings	107,611	98,546
Accumulated Other Comprehensive Losses	(608)	(739)
	856,913	839,970
Less: Treasury Shares at Cost
5,260,004 Shares at June 30, 2022 and 4,580,390 at December 31, 2021	(136,400)	(121,804)
Total Shareholders’ Equity	720,513	718,166
Total Liabilities & Shareholders’ Equity	$1,931,846	$1,441,265
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$386,513	$411,621	$795,831	$839,262
Retail Sales	190,848	16,877	203,455	33,323
Non-Retail Sales	27,042	32,455	$54,869	$62,404
Franchise Royalties and Other Revenues	5,981	6,542	12,311	13,560
	610,384	467,495	1,066,466	948,549
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	127,772	132,319	264,436	273,296
Retail Cost of Sales	165,228	10,887	174,343	21,405
Non-Retail Cost of Sales	24,237	29,609	49,593	56,100
	317,237	172,815	488,372	350,801
GROSS PROFIT	293,147	294,680	578,094	597,748
OPERATING EXPENSES:
Personnel Costs	130,257	121,426	251,367	246,289
Other Operating Expenses, Net	136,387	114,046	240,746	222,412
Provision for Lease Merchandise Write-Offs	22,113	12,117	44,070	25,534
Restructuring Expenses, Net	5,582	1,794	8,917	5,235
Separation Costs	230	1,246	770	5,636
Acquisition-Related Costs	8,033	—	11,497	—
	302,602	250,629	557,367	505,106
OPERATING (LOSSES) PROFIT	(9,455)	44,051	20,727	92,642
Interest Expense	(2,463)	(451)	(2,813)	(795)
Other Non-Operating (Expense) Income, Net	(1,556)	744	(2,483)	1,146
(LOSSES) EARNINGS BEFORE INCOME TAXES	(13,474)	44,344	15,431	92,993
INCOME TAX (BENEFIT) EXPENSE	(8,132)	11,369	(759)	23,695
NET (LOSSES) EARNINGS	$(5,342)	$32,975	$16,190	$69,298
(LOSSES) EARNINGS PER SHARE	$(0.17)	$0.98	$0.52	$2.04
(LOSSES) EARNINGS PER SHARE ASSUMING DILUTION	$(0.17)	$0.95	$0.51	$1.99
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSSES) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net (Losses) Earnings	$(5,342)	$32,975	$16,190	$69,298
Other Comprehensive (Losses) Income:
Unrealized Gain on Fuel Hedge Derivative Instrument	85	—	239	—
Foreign Currency Translation Adjustment	(346)	220	(108)	347
Total Other Comprehensive (Losses) Income	(261)	220	131	347
Comprehensive (Losses) Income	$(5,603)	$33,195	$16,321	$69,645
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$16,190	$69,298
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	260,507	269,600
Other Depreciation and Amortization	40,395	34,547
Provision for Lease Merchandise Write-Offs	44,070	25,534
Non-Cash Inventory Fair Value Adjustment	23,023	—
Accounts Receivable Provision	17,484	10,879
Stock-Based Compensation	6,835	6,882
Deferred Income Taxes	(1,644)	16,674
Impairment of Assets	6,048	2,810
Non-Cash Lease Expense	53,850	45,802
Other Changes, Net	(6,349)	(2,437)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(279,949)	(335,262)
Merchandise Inventories	(2,480)	—
Accounts Receivable	(13,189)	(3,554)
Prepaid Expenses and Other Assets	5,829	(3,228)
Income Tax Receivable	(3,144)	(707)
Operating Lease Right-of-Use Assets and Liabilities	(59,642)	(63,169)
Accounts Payable and Accrued Expenses	(33,909)	(2,748)
Customer Deposits and Advance Payments	(16,849)	(10,766)
Cash Provided by Operating Activities	57,076	60,155
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(57,687)	(45,826)
Proceeds from Dispositions of Property, Plant, and Equipment	10,191	8,340
Acquisition of BrandsMart U.S.A., Net of Cash Acquired	(266,772)	—
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	(917)	(1,734)
Proceeds from Other Investing-Related Activities	968	1,974
Cash Used in Investing Activities	(314,217)	(37,246)
FINANCING ACTIVITIES:
Repayments on Swing Line Loans, Net	(10,000)	—
Proceeds from Revolver and Term Loan	291,700	—
Repayments on Revolver, Term Loan and Financing Leases	(4,200)	(753)
Borrowings on Inventory Loan Program, Net	8,121	—
Dividends Paid	(6,611)	(6,770)
Acquisition of Treasury Stock	(11,055)	(42,626)
Issuance of Stock Under Stock Option Plans	912	1,790
Shares Withheld for Tax Payments	(3,541)	(2,729)
Debt Issuance Costs	(2,758)	—
Cash Provided by (Used in) Financing Activities	262,568	(51,088)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(10)	35
Increase (Decrease) in Cash and Cash Equivalents	5,417	(28,144)
Cash and Cash Equivalents at Beginning of Period	22,832	76,123
Cash and Cash Equivalents at End of Period	$28,249	$47,979
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The novel coronavirus ("COVID-19") pandemic led to significant market disruption in 2020, 2021, and 2022. For a discussion of trends that we believe have affected our business as a result of the COVID-19 pandemic, see Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic," "Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on February 24, 2022 (the "2021 Annual Report").
Description of Spin-off Transaction
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Pre-Spin Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Pre-Spin Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("the Company"), to the PROG Holdings shareholders of record as of November 27, 2020.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," and "the Company," refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Pre-Spin Aaron’s Business and all other subsidiaries of the Company, which are wholly owned, as well as other lines of business described in the "Description of Business" section below.
Further details of the spin-off transaction are discussed in Part I, Item 1, of the 2021 Annual Report.
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Refer to Note 2 to these condensed consolidated financial statements for additional information regarding the acquisition. The Company's financial results for the three and six months ended June 30, 2022 include the results of BrandsMart U.S.A. subsequent to the April 1, 2022 acquisition date.
Management believes that the acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron's customers, as well as generating procurement savings and other cost synergies.
Description of Business
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of June 30, 2022, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) Aarons.com e-commerce platform ("Aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Aaron's Business Segment
Since its founding in 1955, the Company has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,300 stores and its Aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
The following table presents store count by ownership type:

Stores as of June 30 (Unaudited)	2022	2021
Company-operated Aaron's Stores[1]	1,060	1,087
Franchisee-operated Aaron's Stores	234	247
BrandsMart U.S.A. Stores[2]	10	—
Systemwide Stores	1,304	1,334
1The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet.
2 BrandsMart U.S.A. stores average approximately 100,000 square feet and have been included in this table subsequent to the acquisition date of April 1, 2022.
Basis of Presentation
The financial statements for the three and six months ended June 30, 2022 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The extent to which the macroeconomic inflationary pressures and COVID-19 pandemic will impact the Company's business will depend on future developments. These developments are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of such future developments and may change in the future.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.
Reclassifications
The following reclassifications have been made to the prior periods to conform to the current period presentation.
For all previously reported periods prior to April 1, 2022, the Company presented all revenues derived from lease agreements and the related fees, as well as the sale of both new and returned lease merchandise from our Company-operated Aaron's stores

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and fees from our Aaron's Club program within one line in the condensed consolidated statements of earnings, presented as lease and retail revenues. Effective April 1, 2022, the Company revised its presentation to separately present revenues derived from lease agreements at our Company-operated Aaron's stores and e-commerce platform and fees from our Aaron's Club program as lease revenues and fees in the condensed consolidated statements of earnings, with the sale of both new and returned lease merchandise from our Company-operated Aaron's stores being classified as retail sales. This revised presentation does not have an impact on total revenues presented in prior periods.
Similarly, for all previously reported periods prior to April 1, 2022, the Company presented the depreciation expense associated with lease merchandise as well as the depreciated costs of merchandise sold within one line in the condensed consolidated statements of earnings, presented as the cost of lease and retail revenues. Effective April 1, 2022, the Company revised its presentation to separately present the depreciation expense associated with lease merchandise in the condensed consolidated statements of earnings, with the depreciated costs associated with merchandise sold through our Company-operated Aaron's stores presented as retail costs of sales. This revised presentation does not have an impact on total costs of revenues presented in prior periods.
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
(Losses) Earnings Per Share
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2022	2021	2022	2021
Weighted Average Shares Outstanding	30,827	33,812	30,944	34,036
Dilutive Effect of Share-Based Awards[1]	—	749	546	703
Weighted Average Shares Outstanding Assuming Dilution	30,827	34,561	31,490	34,739
1There was no dilutive effect to the loss per common share for three months ended June 30, 2022 due to the net loss incurred in the period.
Approximately 0.7 million weighted-average shares-based awards were excluded from the computation of earnings per share assuming dilution during the six months ended June 30, 2022 as the awards would have been anti-dilutive for that period. The weighted-average anti-dilutive share-based awards that were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2021 were not significant.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition
The Company provides lease and retail merchandise, consisting of appliances, electronics, furniture, and other home goods to its customers for lease under certain terms agreed to by the customer and through retail sales. The Company's Aaron's stores, Aaron's.com e-commerce platform, and BrandsMart Leasing components of the Aaron's Business segment offer leases with flexible ownership plans that can be generally renewed weekly, bi-weekly, semi-monthly, or monthly up to 12, 18 or 24 months. The Aaron's Business segment also earns revenue from the sale of merchandise to customers and Aaron's franchisees, and earns ongoing revenue from Aaron's franchisees in the form of royalties and through advertising efforts that benefit the franchisees.
The Company's BrandsMart U.S.A. stores and related Brandsmartusa.com e-commerce platform offer the sale of merchandise directly to its customers via retail sales.
See Note 5 to these condensed consolidated financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $12.6 million and $23.3 million during the three and six months ended June 30, 2022, respectively, (three and six months ended June 30, 2021: $19.0 million and $36.4 million, respectively) and are classified within other operating expenses, net in the condensed consolidated statements of earnings. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $9.4 million and $16.4 million during the three and six ended June 30, 2022, respectively, (three and six months ended June 30, 2021: $5.4 million and $10.0 million, respectively). The prepaid advertising asset was $0.6 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration, third-party warranty providers, and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2022	December 31, 2021
Customers	$8,892	$8,635
Corporate	24,884	11,478
Franchisee	7,244	9,330
	$41,020	$29,443
The Company maintains an accounts receivable allowance for the Aaron's Business customer lease agreements, under which its policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables that are 60 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and record an allowance for these estimated losses. The estimated allowance on franchisee accounts receivable includes consideration of the financial position of each franchisee, broad macroeconomic trends, and the uncertainty surrounding the impacts of the normalization of current and future business trends associated with the COVID-19 pandemic on the franchisee's ability to satisfy their obligations. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated statements of earnings.
The allowance related to remaining corporate receivables is not significant for the three and six months ended June 30, 2022.
The following table shows the components of the accounts receivable allowance:

	Six Months Ended June 30,
(In Thousands)	2022	2021
Beginning Balance	$7,163	$7,613
Accounts Written Off, net of Recoveries	(16,761)	(12,825)
Accounts Receivable Provision	17,484	10,879
Ending Balance	$7,886	$5,667
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2022	2021
Bad Debt (Reversal) Expense	$(203)	$(734)
Provision for Returns and Uncollectible Renewal Payments	17,687	11,613
Accounts Receivable Provision	$17,484	$10,879
Lease Merchandise
The Company’s lease merchandise is recorded at the lower of depreciated cost, including overhead costs from our distribution centers, or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company begins depreciating lease merchandise at the earlier of 12 months and one day from its purchase of the merchandise or when the merchandise is leased to customers. Lease merchandise fully depreciates over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2022	December 31, 2021
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$458,641	$496,506
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	288,025	275,648
Lease Merchandise, net of Accumulated Depreciation and Allowances	$746,666	$772,154
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $20.6 million and $20.2 million as of June 30, 2022 and December 31, 2021, respectively.
The Aaron's store-based operations' policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at both the Aaron's fulfillment centers and Woodhaven manufacturing facilities. Physical inventories are also taken at the manufacturing facilities annually. The Company also monitors merchandise levels and mix by division, store, and fulfillment center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.

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
The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2022	2021
Beginning Balance	$12,339	$11,599
Merchandise Written off, net of Recoveries	(43,140)	(27,656)
Provision for Write-offs	44,070	25,534
Ending Balance	$13,269	$9,477
Merchandise Inventories
The Company’s merchandise inventories are stated at the lower of weighted average cost or net realizable value, which approximates FIFO (first-in, first-out) and consist entirely of merchandise held for sale by the BrandsMart segment. In-bound freight-related costs from vendors, net of allowances and vendor rebates, are included as part of the net cost of merchandise inventories. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within retail cost of sales in the condensed consolidated statements of earnings.
The Company periodically evaluates aged and distressed inventory and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory. There were no significant markdown provisions recorded during the three and six months ended June 30, 2022.

(In Thousands)	June 30, 2022
Merchandise Inventories, gross	$106,255
Reserve for Merchandise Inventories	—
Merchandise Inventories, net	$106,255
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2022	December 31, 2021
Prepaid Expenses	$15,593	$14,651
Insurance Related Assets	30,313	30,757
Company-Owned Life Insurance	13,300	15,808
Assets Held for Sale	999	1,550
Deferred Tax Asset	11,094	7,994
Other Assets	22,392	15,240
	$93,691	$86,000
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, and certain company-owned vehicles met the held for sale classification criteria as of June 30, 2022 and December 31, 2021. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 7 to these condensed consolidated financial statements) in the condensed consolidated statements of earnings. Such gains and losses were not significant for the three and six months ended June 30, 2022 and June 30, 2021.
Management estimated the fair values of real estate properties using the market values for similar properties. Real estate properties represent $1.0 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively. These properties are considered Level 2 assets as defined below. The carrying amount of all assets held for sale as of June 30, 2022 and December 31, 2021 is $1.0 million and $1.6 million, respectively.
Sale-Leaseback Transaction
During the six months ended June 30, 2022, the Company entered into two sale and leaseback transactions related to five Company-owned Aaron's store properties for a total sales price of $9.0 million, $5.7 million of which was received during the six months ended June 30, 2022 . Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows. The Company recognized gains of $1.9 million and $5.7 million associated with these transactions during the three and six months ended June 30, 2022, respectively, which was classified within other operating expenses, net in the condensed consolidated statements of earnings. As of June 30, 2022, the Company recognized a receivable for the pending proceeds of $3.3 million, which was reflected within accounts receivable, net in the condensed consolidated balance sheets.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2022	December 31, 2021
Accounts Payable	$79,319	$83,118
Estimated Claims Liability Costs	62,429	57,381
Accrued Salaries and Benefits	38,847	57,837
Accrued Real Estate and Sales Taxes	21,947	22,754
Other Accrued Expenses and Liabilities	34,082	23,580
	$236,624	$244,670
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
Segment Reporting
As of June 30, 2022, the Company has two operating and reportable segments: Aaron's Business and BrandsMart. During the three and six months ended June 30, 2022, the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Aaron's Business segment is comprised of the Pre-Spin Aaron's Business, which provides consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the Aaron's.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers lease-to-own solutions to BrandsMart U.S.A. customers, and Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
The BrandsMart segment is comprised of the operations of BrandsMart U.S.A. (excluding BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com.
Goodwill
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company determined that there were no events that occurred or circumstances that changed during the six months ended June 30, 2022 that would indicate that an impairment test was required.
As further described in Note 2 to these condensed consolidated financial statements, the acquisition of BrandsMart U.S.A. resulted in the recognition of approximately $62.3 million in goodwill, which was assigned to the BrandsMart operating segment. The Company completed acquisitions of certain franchised stores throughout 2020 and 2021, which resulted in a goodwill balance of $12.9 million and $13.1 million as of June 30, 2022 and December 31, 2021, respectively, for the Aaron's Business segment.
Acquisition-Related Costs
Acquisition-related costs of $11.5 million were incurred during the six months ended June 30, 2022 and primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A completed April 1, 2022.
Related Party Transactions
Effective as of the BrandsMart U.S.A. acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A., including Michael Perlman, who is currently an employee of the Company. The agreements include initial terms of ten years, with options to renew. The Company has recorded these leases within operating lease right-of-use assets and operating lease liabilities in the Company's condensed consolidated balance sheets. The six operating leases have aggregate annual rental payments of approximately $10.0 million and are considered to be above market. The value of the off-market element of the lease agreements has been included as a component of the consideration transferred to the sellers of BrandsMart U.S.A. and has been recognized as a reduction to the operating lease right-of-use-asset.
Additionally, the Company has recorded an asset of $4.1 million within prepaid expenses and other current assets in the condensed consolidated balance sheets related to estimated amounts due from the sellers of BrandsMart U.S.A., which are primarily related to working capital adjustments.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$724,384	$98,546	$(739)	$718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,584)	—	(3,584)
Stock-Based Compensation	—	—	—	—	3,611	—	—	3,611
Issuance of Shares under Equity Plans	(163)	(3,541)	410	205	(153)	—	—	(3,489)
Acquisition of Treasury Stock	(262)	(5,720)	—	—	—	—	—	(5,720)
Net Earnings	—	—	—	—	—	21,532	—	21,532
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	154	154
Foreign Currency Translation Adjustment	—	—	—	—	—	—	238	238
Balance, March 31, 2022	(5,005)	$(131,065)	35,969	$17,984	$727,842	$116,494	$(347)	$730,908
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,541)	—	(3,541)
Stock-Based Compensation	—	—	—	—	3,224	—	—	3,224
Issuance of shares under equity plans	—	—	68	35	825	—	—	860
Acquisition of Treasury Stock	(255)	(5,335)	—	—	—	—	—	(5,335)
Net Losses	—	—	—	—	—	(5,342)	—	(5,342)
Unrealized gain on fuel hedge	—	—	—	—	—	—	85	85
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(346)	(346)
Balance, June 30, 2022	(5,260)	$(136,400)	36,037	$18,019	$731,891	$107,611	$(608)	$720,513

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	(895)	$(15,977)	35,100	$17,550	$708,668	$1,881	$(797)	$711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,472)	—	(3,472)
Stock-Based Compensation	—	—	—	—	3,551	—	—	3,551
Issuance of Shares Under Equity Plans	(114)	(2,729)	331	165	378	—	—	(2,186)
Acquisition of Treasury Stock	(252)	(6,280)	—	—	—	—	—	(6,280)
Net Earnings	—	—	—	—	—	36,323	—	36,323
Foreign Currency Translation Adjustment	—	—	—	—	—	—	127	127
Balance, March 31, 2021	(1,261)	$(24,986)	35,431	$17,715	$712,597	$34,732	$(670)	$739,388
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,387)	—	(3,387)
Stock-Based Compensation	—	—	—	—	1,714	—	—	1,714
Issuance of Shares Under Equity Plans	—	—	90	45	1,202	—	—	1,247
Acquisition of Treasury Stock	(1,166)	(38,642)	—	—	—	—	—	(38,642)
Net Earnings	—	—	—	—	—	32,975		32,975
Foreign Currency Translation Adjustment	—	—	—	—	—	—	220	220
Balance, June 30, 2021	(2,427)	$(63,628)	35,521	$17,760	$715,513	$64,320	$(450)	$733,515

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The fair values of the Company's other current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of June 30, 2022 and December 31, 2021 were subject to a variable interest rate. Therefore, the fair value of these borrowings also approximates its carrying value. These assets and liabilities are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant, and equipment, in connection with periodic evaluations for potential impairment.
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
The Company's outstanding debt borrowing as of December 31, 2021 included an election of a LIBO rate that has not yet been eliminated. Also, the Company modified its debt agreement in conjunction with the acquisition of BrandsMart U.S.A. Borrowings under the new debt agreement bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the debt agreement), or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. Therefore, there is no impact on the consolidated financial statements of the Company related to the adoption of ASU 2020-04.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination to be recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers, rather than at its assumed acquisition date fair value. The Company elected to early adopt ASU 2021-08 in the second quarter of 2022, and therefore accounted for deferred revenue contracts acquired in connection with the BrandsMart U.S.A. acquisition under this standard. The adoption of the standard has no retrospective impact to the Company's historical consolidated financial statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. ACQUISITIONS
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country, with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Consideration transferred also included the off-market value associated with certain operating leases entered into in conjunction with the transaction, which is further described in the table below.
Management believes that the acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron's customers, as well as generating procurement savings and other cost synergies.
The BrandsMart U.S.A. acquisition has been accounted for as a business combination, and the BrandsMart results of operations are included in the Company's results of operations from the April 1, 2022 acquisition date. BrandsMart contributed revenues of $181.4 million and net losses of $15.9 million from April 1, 2022 through the period end date, June 30, 2022. BrandsMart net losses include a one-time, non-cash charge for a fair value adjustment of $23.0 million made to the acquired merchandise inventories, which was included within "Retail Cost of Sales" in the condensed consolidated statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Preliminary Acquisition Accounting
The consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed in the BrandsMart U.S.A. acquisition as of the April 1, 2022 acquisition date are as follows:

(In Thousands)
Cash Consideration to BrandsMart U.S.A.	$230,000
Acquired Cash	15,952
Estimated Excess Working Capital, net of Cash	32,689
Non-Cash Off-Market Lease Agreement[1]	6,823
Aggregate Consideration Transferred	285,464
Total Purchase Consideration, Net of Cash Acquired	269,512
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Accounts Receivable	12,423
Merchandise Inventories	126,798
Property, Plant and Equipment	22,106
Operating Lease Right-of-Use Assets	159,542
Other Intangibles[2]	108,950
Prepaid Expenses and Other Assets[3]	6,406
Total Identifiable Assets Acquired	436,225
Accounts Payable and Accrued Expenses	29,610
Customer Deposits and Advance Payments	25,064
Operating Lease Liabilities	158,767
Debt	15,540
Total Liabilities Assumed	228,981
Net Assets Acquired	207,244
Goodwill[4]	62,268
Total Estimated Fair Value of Net Assets Acquired	$269,512
1Effective as of the Acquisition Date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A. The agreement includes initial terms of ten years, with options to renew. The annual rent is considered to be above market. The value of the off-market element of the lease agreements has been included in consideration transferred and as a reduction to the operating lease right-of-use-asset.
2Identifiable intangible assets are further disaggregated in the table set forth below.
3Includes restricted cash of $2.5 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
4The total goodwill recognized in conjunction with the BrandsMart U.S.A. acquisition, all of which is expected to be deductible for tax purposes, has been assigned to the BrandsMart reporting segment. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.
The fair value estimations are still preliminary as they could be subject to change as the Company finalizes all assessments over the assets and liabilities that were acquired as part of the acquisition.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The preliminary estimated values of intangible assets attributable to the BrandsMart U.S.A. acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Trade Names	$93,900	20.0
Non-Compete Agreements	250	3.0
Customer List	14,800	4.0
Total Acquired Intangible Assets	$108,950
Within the three and six months ended June 30, 2022, the Company incurred $8.0 million and $11.5 million of transaction costs in connection with the acquisition of BrandsMart U.S.A. These costs were included within "Acquisition-Related Costs" in the condensed consolidated statements of earnings. Acquisition-Related Costs that will affect the Company's income statement beyond twelve months after the Acquisition Date are not expected to be material.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of BrandsMart U.S.A. had occurred on January 1, 2021, compared to actual, historical results.

	Three Months Ended June 30,
(Unaudited)	2022		2021
(In Thousands)	As Reported	Pro Forma Combined Results	As Reported	Pro Forma Combined Results
Revenues	$610,384	$610,384	$467,495	$662,201
(Losses) Earnings Before Income Taxes	(13,474)	17,609	44,344	52,258
Net (Losses) Earnings	(5,342)	17,908	32,975	38,895

	Six Months Ended June 30,
(Unaudited)	2022		2021
(In Thousands)	As Reported	Pro Forma Combined Results	As Reported	Pro Forma Combined Results
Revenues	$1,066,466	$1,239,237	$948,549	$1,313,813
Earnings Before Income Taxes	15,431	53,053	92,993	71,630
Net Earnings	16,190	44,068	69,298	53,319
The unaudited pro forma combined financial information does not reflect the costs of any integration activities or dis-synergies, or benefits that may result from future costs savings due to revenue synergies, procurement savings or operational efficiencies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information above is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the BrandsMart U.S.A. acquisition been completed as of the dates presented, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.
The unaudited pro forma combined financial information for the three and six months ended June 30, 2022 and June 30, 2021 includes adjustments to, among other things, record depreciation expense, amortization expense and income taxes based upon the fair value allocation of the purchase price to BrandsMart's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021.
Interest expense on the additional debt incurred by the Company to fund the acquisition and personnel costs incurred related to the acquisition are also included in the unaudited pro forma combined information as if the acquisition had occurred on January 1, 2021 for the pro forma three and six month periods ended June 30, 2022 and 2021. Acquisition-related costs of $11.5 million and a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.0 million were recognized during the six months ended June 30, 2022. These costs are excluded from the unaudited pro forma net earnings for the three and six months ended June 30, 2022 and are instead reflected in the unaudited pro forma net earnings for the six months ended June 30, 2021 as though they were incurred on January 1, 2021.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(8,255)	$—	$—	$(10,930)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$999	$—	$—	$1,550	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 7 to these condensed consolidated financial statements) in the condensed consolidated statements of earnings. The highest and best use of the primary components of assets held for sale are as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.
NOTE 4. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	June 30, 2022	December 31, 2021
Revolving Facility	$112,500	$—
Term Loan, Due in Installments through April 2027[1]	174,169	—
Total Outstanding Borrowings under the Credit Facility	286,669	—
Total Outstanding Borrowing under the Previous Credit Facility	—	10,000
Inventory Loan Payable	23,663	—
Total Debt	310,332	10,000
Less: Current Maturities	26,944	10,000
Long-Term Debt	$283,388	$—
1 Includes unamortized debt issuance costs of $0.8 million. The Company has included $3.2 million and $1.7 million of debt issuance costs as of June 30, 2022 and December 31, 2021, respectively, related to the new and previous revolving credit facility within prepaid expenses and other assets in the condensed consolidated balance sheets.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revolving Credit Facility and Term Loan
To finance the BrandsMart U.S.A. acquisition, on April 1, 2022 the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility"). The Previous Credit Facility is further described in Note 7 to the consolidated and combined financial statements of the 2021 Annual Report. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company pays a commitment fee on unused balances related to the revolving facility, which ranges from 0.20% to 0.30% as determined by the Company's ratio of total net debt to EBITDA (as defined by the agreement).
On April 1, 2022, the Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. As of June 30, 2022, $175.0 million and $112.5 million remained outstanding under the Term Loan and Revolving Facility, respectively.
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
Franchise Loan Facility Amendment
On April 1, 2022, the Company also entered into a new $12.5 million unsecured franchise loan facility (the "Franchise Loan Facility"), which replaced its previous $15.0 million amended and restated unsecured franchise loan facility dated as of November 10, 2021. The Franchise Loan Facility operates as a guarantee by the Company of certain debt obligations of certain Aaron's franchisees (the "Borrower") under a franchise loan program.
In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the Franchise Loan Facility, which would be due in full within 90 days of such event of default. Borrowings under the Franchise Loan Facility bear interest at a rate per annum equal to SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the Franchise Loan Facility). The Franchise Loan Facility is available for a period of 364 days commencing on April 1, 2022, and permits the Borrower to request extensions for additional 364-day periods.
Financial Covenants
The Credit Facility and the Franchise Loan Facility contain customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and (b) a minimum Fixed Charge Coverage Ratio of 1.75 to 1.00.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all of these covenants at June 30, 2022.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventory Financing Agreement
BrandsMart U.S.A. maintains an inventory financing agreement with a lender that provides financing up to $65.0 million to purchase merchandise inventories from certain vendors as defined in the agreement. Amounts borrowed by BrandsMart U.S.A. under the inventory loan are to be repaid based on the payment terms (pay-as-sold or scheduled payment program) as defined in the agreement, with all borrowings due within 50 days. The inventory loan is collateralized by all personal property of the BrandsMart segment, including merchandise inventories, equipment and other goods. Interest is due monthly on the outstanding principal based on the higher of prime-rate, 1 month LIBOR or 3-month LIBOR, commencing typically and only after 30 days of the borrowing or the free floor period as defined in the agreement. The inventory financing agreement is terminable with 30 days prior written notice from one party to the other. The inventory loan contains certain affirmative and negative covenants, which, among other things, restricts encumbrances of certain BrandsMart segment assets and obtaining additional debt. As of June 30, 2022, $23.7 million was outstanding on the inventory loan, and the Company was in compliance with all terms of the agreement.
NOTE 5. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Lease Revenues and Fees	$386,513	$411,621	$795,831	$839,262
Retail Sales	190,848	16,877	203,455	33,323
Non-Retail Sales	27,042	32,455	54,869	62,404
Franchise Royalties and Fees	5,792	6,253	11,910	12,962
Other	189	289	401	598
Total[1]	$610,384	$467,495	$1,066,466	$948,549
1 Includes revenues from Canadian operations of $4.8 million and $9.7 million during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021: $6.1 million and $12.0 million, respectively), which are primarily lease revenues and fees.
Lease Revenues and Fees
The Aaron's Business segment, which includes BrandsMart Leasing, provides lease merchandise, consisting of furniture, appliances, electronics, computers, and other home goods to their customers for lease under certain terms agreed to by the customer. The Aaron's Business segment offers leases with flexible ownership plans that can be generally renewed weekly, bi-weekly, semi-monthly, or monthly up to 12, 18 or 24 months and does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments through the end of the ownership plan. Aaron's also offers customers the option to obtain a membership in the Aaron’s Club program. The benefits to customers of the Aaron's Club program are separated into three general categories: (a) lease protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements offered by the Aaron's Business segment including the Aaron's Club program memberships and BrandsMart Leasing, are cancellable at any time by either party without penalty, and as such, these offerings are renewable period to period arrangements.
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
All of Aaron's customer lease agreements are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under lease agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the condensed consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three and six months ended June 30, 2022 and 2021. The Company had $7.0 million and $14.0 million of other revenue during the three and six months

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended June 30, 2022, respectively, (three and six months ended June 30, 2021: $6.8 million and $13.0 million, respectively) within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above. Lease revenues and fees are recorded within lease revenues and fees in the accompanying condensed consolidated statements of earnings.
Retail Sales
Revenues from the retail sale of merchandise inventories and lease merchandise to individual consumers are recognized at the point of sale and are recorded within retail sales in the accompanying condensed consolidated statements of earnings. Generally, the transfer of control occurs near or at the point of sale for retail sales. For the retail sale of merchandise inventories, an additional protection plan can be purchased by BrandsMart U.S.A. customers that provides extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions. These fixed commissions on the warranty coverages are included within retail sales in the accompanying condensed consolidated statements of earnings on a net basis. All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2022 and 2021.
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2022 and 2021.
Franchise Royalties and Fees
We have existing agreements with our current Aaron's franchisees to govern the operations of franchised stores. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue payments received, which is recognized as the fees become due.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 6 to these condensed consolidated financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.6 million and $9.5 million during the three and six months ended June 30, 2022, respectively (three and six months ended June 30, 2021: $4.9 million and $10.3 million, respectively), is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its Aaron's franchisees under a franchise loan program (the "Franchise Loan Facility") as described in further detail in Note 4 to these condensed consolidated financial statements. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company entered into a new Franchise Loan Facility agreement on April 1, 2022, which reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. At June 30, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $7.0 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 4 to these condensed consolidated financial statements. At June 30, 2022, the Company was in compliance with all of covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.5 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively. The balances at June 30, 2022 and December 31, 2021 included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with the COVID-19 pandemic, macroeconomic inflationary pressures, and the corresponding unknown effect on the operations and liquidity of our franchisees.
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
The Company had accrued $2.6 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.
At June 30, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
Regulatory Inquiries
In the first quarter of 2021, Aaron's, LLC, along with a number of other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents regarding Aaron's compliance with state consumer protection laws. The Company is cooperatively engaging with the DFPI in response to its inquiry. Although the Company believes it is in compliance with all applicable consumer protection laws and regulations in California, this inquiry ultimately could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses.

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
NOTE 7. RESTRUCTURING
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing Aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 182 Company-operated Aaron's stores during 2020, 2021 and the first six months of 2022. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of June 30, 2022, we have identified approximately 54 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during 2022.
Total net restructuring expenses of $5.6 million and $8.9 million were recorded for the three and six months ended June 30, 2022, respectively, primarily all of which were incurred under the real estate repositioning and optimization restructuring program. Restructuring expenses were recorded within the Unallocated Corporate category of segment reporting and were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure, as well as an administrative building in Kennesaw, Georgia, continuing variable occupancy costs incurred related to closed stores and severance charges related to reductions in store support center headcount.
As management continues to execute on its long-term plan, additional restructuring charges are expected to result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges, outside of the subsequent events further describe in Note 9 to these condensed and consolidated financial statements, is not estimable at this time as the specific relocation sites, with the exception of those sites noted above, have not yet been identified by management. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
The following table summarizes restructuring charges for the three and six months ended June 30, 2022 and 2021, respectively, under the Company's restructuring programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Right-of-Use Asset Impairment	$3,158	$401	$4,336	$2,272
Operating Lease Charges	922	1,660	2,364	2,751
Fixed Asset Impairment	1,206	95	1,451	416
Severance	—	113	418	150
Other Expenses	266	50	380	171
Net Losses (Gain) on Sale of Store Properties and Related Assets	30	(525)	(32)	(525)
Total Restructuring Expenses, Net	$5,582	$1,794	$8,917	$5,235
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $49.6 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the activity for the six months ended June 30, 2022 and the corresponding accrual balance as of June 30, 2022 for the restructuring programs:

(In Thousands)	Severance
Balance at January 1, 2022	$—
Restructuring Severance Charges	418
Payments	(418)
Balance at June 30, 2022	$—
NOTE 8. SEGMENTS
Segment Reporting
For all periods prior to April 1, 2022, the Company only had one operating and reportable segment. Effective as of April 1, 2022 and in connection with acquisition of BrandsMart, the Company updated its reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes two operating and reportable segments: Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business includes the operations of the Pre-Spin Aaron's business, which provides consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the Aarons.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers a lease-to-own solution to customers of BrandsMart U.S.A., and Woodhaven, which manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
The BrandsMart segment includes the operations of BrandsMart U.S.A.(other than BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company's financial results for the three and six months ended June 30, 2022 include the results of BrandsMart subsequent to the April 1, 2022 acquisition date.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates segment performance based primarily on revenues and earnings (losses) from operations before unallocated corporate costs, which are evaluated on a consolidated basis and not allocated to the Company's business segments. Intersegment sales between BrandsMart and the Aaron's Business pertaining to BrandsMart Leasing, are recognized at retail price. Since the intersegment profit affects cost of goods sold, depreciation and inventory valuation, they are adjusted when intersegment profit is eliminated in consolidation. The Company determines earnings (losses) before income taxes for all reportable segments in accordance with U.S. GAAP.
Unallocated Corporate costs are presented separately and generally include unallocated costs associated with the following: equity-based compensation, interest income and expense, information security, executive compensation, legal and compliance, corporate governance, accounting and finance, human resources and other corporate functions. The Unallocated Corporate category also includes acquisition-related costs, restructuring charges and separation costs for which the individual operating segments are not being evaluated.
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$386,513	$—	$—	$386,513
Retail Sales	10,709	181,442	(1,303)	190,848
Non-Retail Sales	27,042	—	—	27,042
Franchise Royalties and Fees	5,792	—	—	5,792
Other	189	—	—	189
Total Revenues	$430,245	$181,442	$(1,303)	$610,384

	Three Months Ended June 30, 2022
(In Thousands)	Aaron's Business	BrandsMart[1]	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$270,611	$22,875	$—	$(339)	$293,147
Earnings (Losses) Before Income Taxes	29,520	(15,919)	(26,736)	(339)	(13,474)
Depreciation and Amortization[3]	18,513	3,368	364	—	22,245
Capital Expenditures	29,975	659	1,950	—	32,584
1 Losses before income taxes for the BrandsMart segment during the three months ended June 30, 2022 was impacted by a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.0 million.
2 Losses before income taxes for the Unallocated Corporate category during the three months ended June 30, 2022 was impacted by BrandsMart U.S.A. acquisition-related costs of $8.0 million, restructuring charges of $5.6 million and separation-related costs of $0.2 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Three Months Ended June 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$411,621	$—	$—	$411,621
Retail Sales	16,877	—	—	16,877
Non-Retail Sales	32,455	—	—	32,455
Franchise Royalties and Fees	6,253	—	—	6,253
Other	289	—	—	289
Total	$467,495	$—	$—	$467,495

	Three Months Ended June 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$294,680	$—	$—	$—	$294,680
Earnings (Losses) Before Income Taxes	61,665	—	(17,321)	—	44,344
Depreciation and Amortization[1]	16,976	—	504	—	17,480
Capital Expenditures	17,256	—	1,538	—	18,794
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Losses before income taxes for the Unallocated Corporate category during the three months ended June 30, 2021 were impacted by restructuring charges of $1.8 million and separation-related costs of $1.2 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$795,831	$—	$—	$795,831
Retail Sales	23,316	181,442	(1,303)	203,455
Non-Retail Sales	54,869	—	—	54,869
Franchise Royalties and Fees	11,910	—	—	11,910
Other	401	—	—	401
Total	$886,327	$181,442	$(1,303)	$1,066,466

	Six Months Ended June 30, 2022
(In Thousands)	Aaron's Business	BrandsMart[1]	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$555,558	$22,875	$—	$(339)	$578,094
Earnings (Losses) Before Income Taxes	81,681	(15,919)	(49,992)	(339)	15,431
Depreciation and Amortization[3]	36,265	3,368	761	—	40,394
Capital Expenditures	53,235	659	3,793	—	57,687
1 Losses before income taxes for the BrandsMart segment during the six months ended June 30, 2022 were impacted by a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.0 million.
2 Losses before income taxes for the Unallocated Corporate category during the six months ended June 30, 2022 were impacted by BrandsMart U.S.A. acquisition-related costs of $11.5 million, restructuring charges of $8.9 million and separation-related costs of $0.8 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Six Months Ended June 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$839,262	$—	$—	$839,262
Retail Sales	33,323	—	—	33,323
Non-Retail Sales	62,404	—	—	62,404
Franchise Royalties and Fees	12,962	—	—	12,962
Other	598	—	—	598
Total	$948,549	$—	$—	$948,549

	Six Months Ended June 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$597,748	$—	$—	$—	$597,748
Earnings (Losses) Before Income Taxes	132,918	—	(39,925)	—	92,993
Depreciation and Amortization[1]	33,499	—	1,048	—	34,547
Capital Expenditures	42,499	—	3,327	—	45,826
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Losses before income taxes for the Unallocated Corporate category during the six months ended June 30, 2021 were impacted by restructuring charges of $5.2 million and separation-related costs of $5.6 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. SUBSEQUENT EVENTS
On July 15, 2022, in conjunction with the Company's Real Estate Repositioning and Optimization Restructuring Program, the Company announced its plans to permanently cease use of its remaining administrative building in Kennesaw, Georgia and also to reduce in its store support center employee headcount to more closely align with current business conditions. Total restructuring charges related to these actions are approximately $6.6 million and will be recognized in the third quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include factors such as (i) factors impacting consumer spending, including the current inflationary environment and general macroeconomic conditions; (ii) any ongoing impact of the COVID-19 pandemic due to new variants or efficacy and rate of vaccinations, as well as related measures taken by governmental or regulatory authorities to combat the pandemic; (iii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as defined below) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iv) the failure of that separation to qualify for the expected tax treatment; (v) the risk that the Company may fail to realize the benefits expected from the acquisition of BrandsMart U.S.A., including projected synergies; (vi) risks related to the disruption of management time from ongoing business operations due to the acquisition: (vii) failure to promptly and effectively integrate the BrandsMart U.S.A. acquisition; (viii) the effect of the acquisition on our ongoing results and businesses and on the ability of Aaron's and BrandsMart to retain and hire key personnel or maintain relationships with suppliers; (ix) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (x) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (xi) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (xii) risks associated with the challenges faced by our business, including the commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xiii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xiv) financial challenges faced by our franchisees; (xv) increases in lease merchandise write-offs and the potential limited duration and impact of stimulus and other government payments made by the federal and state governments to counteract the economic impact of the COVID-19 pandemic; (xvi) the availability and prices of supply chain resources, including products and transportation; (xvii) business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine; and (xviii) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 and 2021, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2021 Annual Report.
Description of Spin-off Transaction
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Pre-Spin Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Pre-Spin Aaron's Business was effected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation (the "Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of the Company.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," and "the Company," refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Pre-Spin Aaron’s Business and all other subsidiaries of the Company, which are wholly owned, as well as other lines of business described in the "Description of Business" section in Note 1 to these condensed consolidated financial statements.
Further details of the spin-off transaction are discussed in Part I, Item 1, of the 2021 Annual Report.

Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of June 30, 2022, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) its e-commerce platform ("Aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron's Business Segment
Since its founding in 1955, the Company has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,300 stores and its Aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies the majority of the bedding and a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Refer to Note 2 to these condensed consolidated financial statements for additional information regarding the acquisition. The Company's financial results for the three and six months ended June 30, 2022 include the results of BrandsMart U.S.A. subsequent to the April 1, 2022 acquisition date.
Management believes that the acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron's customers, as well as generating procurement savings and other cost synergies.
Recent Store Restructuring Programs
As a result of our real estate repositioning strategy and other cost-reduction initiatives, we initiated restructuring programs in 2019 and 2020 to optimize our Company-operated Aaron's store portfolio via our GenNext store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. These restructuring programs have resulted in the closure, consolidation or relocation of a total of 337 Company-operated Aaron's store locations during 2019, 2020, 2021 and the first six months of 2022.
During the second quarter of 2022, the Company opened 36 new GenNext locations. Combined with the 135 locations open at the beginning of the quarter, total GenNext stores contributed 17.4% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the three months ended June 30, 2022. As of June 30, 2022, we have identified approximately 54 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during 2022. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.

On July 15, 2022, the Company announced its plans to permanently cease use of its remaining administrative building in Kennesaw, Georgia and also to reduce in its store support center employee headcount to more closely align with current business conditions. Total restructuring charges related to these actions are approximately $6.6 million and will be recognized in the third quarter of 2022.
While not all specific locations have been identified under the real estate repositioning and optimization restructuring program, the Company's current strategic plan is to remodel, reposition and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing Aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers.
To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges, outside of the July 2022 restructuring actions described above, is not estimable at this time, as specific Aaron's store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management.
Recent Developments and Operational Measures Taken by Us in Response to the COVID-19 Pandemic
Our business has been, and may continue to be, impacted by the COVID-19 pandemic. While we have reopened our store showrooms following temporary closures of our showrooms in March 2020, there can be no assurance that those showrooms will not be closed in future months, or have their operations limited.
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
The Company utilized tax relief options available to Company under the CARES Act. As of June 30, 2022 the Company has a remaining liability of $10.6 million related to 2020 payroll taxes eligible for deferral through December 31, 2022.

Segment Performance
As discussed above, the Company conducts its operations through two primary operating business segments: the Aaron’s Business and BrandsMart. Effective April 1, 2022, the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs including equity-based compensation, interest income and expense, information security, executive compensation, legal and compliance, corporate governance, accounting and finance, human resources and other corporate functions. The Unallocated Corporate category also includes acquisition-related costs, restructuring charges and separation costs for which the individual operating segments are not being evaluated.
The Company evaluates segment performance based primarily on revenues and earnings (losses) from operations before unallocated corporate costs, which are evaluated on a consolidated basis and not allocated to the Company's business segments. Intersegment sales between BrandsMart and the Aaron's Business pertaining to BrandsMart Leasing, are completed at retail price. Since the intersegment profit affects cost of goods sold, depreciation and inventory valuation, they are adjusted when intersegment profit is eliminated in consolidation.
The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments. The discussion of the results of operations for segment performance measures within the "Segment Performance" sections throughout this Management's Discussion and Analysis do not include unallocated corporate expenses.
Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including the COVID-19 pandemic, inflation and slowing of consumer demand, business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine, and the ongoing labor shortages, on all aspects of our business. We anticipate that demanding market conditions will continue throughout the remainder of 2022 and beyond, including elevated levels of inflation. We anticipate that these headwinds will be partially mitigated by cost cutting initiatives including continuing to execute on our real estate repositioning and optimization restructuring program, improving operating efficiency, and reducing our inventory purchases.
The following summarizes significant financial highlights from the three months ended June 30, 2022:
•The Company completed the previously announced acquisition of BrandsMart U.S.A. on April 1, 2022. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
•We reported consolidated revenues of $610.4 million in the second quarter of 2022 compared to $467.5 million for the second quarter of 2021, an increase of 30.6%. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which reported revenues of $181.4 million in the BrandsMart segment during the second quarter of 2022. These additional revenues were partially offset by a $37.3 million decrease in the Aaron's Business segment, which is primarily due to a 6.7% decrease in same store revenues, which contributed to a $23.4 million decrease in lease revenues and fees and retail sales. The decrease in same store revenues was primarily driven by a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales, partially offset by a larger average lease portfolio size during the quarter. The same store lease portfolio size ended the first quarter of 2022 at $106.3 million, up 2.9% compared to the end of the first quarter of 2021, and ended the second quarter of 2022 at $105.8 million, down 1.0% compared to the second quarter of 2021. E-commerce revenues increased 4.0% compared to the prior year quarter and were 15.4% and 13.9% of total lease revenues and fees during the three months ended June 30, 2022 and 2021, respectively.
•During the second quarter of 2022, the Company opened 36 new GenNext locations. Combined with the 135 GenNext locations open at the beginning of the quarter, total GenNext stores contributed 17.4% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended June 30, 2022.
•Losses before income taxes were $13.5 million in the second quarter of 2022 compared to earnings before income taxes of $44.3 million during the prior comparable period. The Company's results for the second quarter of 2022 were negatively impacted by BrandsMart U.S.A. acquisition-related costs of $8.0 million, restructuring charges of $5.6 million and separation-related costs of $0.2 million. Additionally, the second quarter results for the BrandsMart segment reflect a $23.0 million one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories. Earnings before income taxes for the second quarter of 2021 were negatively impacted by separation-related costs of $1.2 million and restructuring charges of $1.8 million.

•Losses before income taxes in the second quarter of 2022 were also impacted by the provision for lease merchandise write-offs as a percentage of lease revenues and fees, which increased to 5.7% for the three months ended June 30, 2022 compared to 2.9% for the comparable period in 2021.
•Net losses for the second quarter of 2022 were $5.3 million compared to net earnings of $33.0 million in the prior year period. Diluted losses per share for the second quarter of 2022 were $0.17 compared with diluted earnings per share of $0.95 in the prior year period.
•The Company repurchased 516,140 shares of common stock for $11.1 million during the six months ended June 30, 2022. The total shares outstanding as of June 30, 2022 were 30,777,065, compared to 33,093,668 as of June 30, 2021. Since June 30, 2021, we repurchased 2.7 million shares, which represents 8.1% of June 30, 2021 stock outstanding.
Key Metrics
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, customer early purchase option exercises, and lease merchandise returns and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the second quarter of 2022 with a lease portfolio size for all Company-operated Aaron's stores of $130.8 million, a decrease of 1.5% compared to the lease portfolio size as of June 30, 2021.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the recurring lease revenues related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the second quarter of 2022 was 88.5%, compared to 92.4% in the second quarter of 2021.
Same Store Revenues. We believe that changes in same store revenues are a key performance indicator for the Aaron's Business, excluding BrandsMart Leasing, as it provides management insight into our ability to collect customer payments, including contractually due payments and early purchase options exercised by our current customers. Additionally, this indicator allows management to gain insight into the Aaron's Business' success in writing new leases into and retaining current customers within our customer lease portfolio.
For the three months ended June 30, 2022, we calculated this amount by comparing revenues for the three months ended June 30, 2022 to revenues for the comparable period in 2021 for all Company-operated Aaron's stores open for the entire 15-month period ended June 30, 2022, excluding stores that received lease agreements from other acquired, closed or merged stores. For the six months ended June 30, 2022, we calculated this amount by comparing revenues for the six months ended June 30, 2022 to revenues for the six months ended June 30, 2021 for all Company-operated Aaron's stores open for the entire 24-month period ended June 30, 2022, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues decreased 6.7% and 5.5% during the three and six months ended June 30, 2022 compared to the prior year comparable period.
BrandsMart. Key metrics for BrandsMart will be excluded until prior year comparable periods are included in the financial results.
Seasonality
Our revenue mix for the Aaron's Business is moderately seasonal. The first quarter of each year generally has higher lease renewal rates and corresponding lease revenues than any other quarter. Our customers will also more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. We believe that each is primarily due to the receipt by our customers in the first quarter of federal and state income tax refunds. In addition, lease portfolio size typically increases gradually in the fourth quarter as a result of the holiday season. We expect these trends to continue in future periods.
Due to the seasonality of the Aaron's Business and the extent of the impact of additional government stimulus, and/or enhanced unemployment benefits to our customers in response to the economic impacts of the COVID-19 pandemic, as well as the extent of the impact of macroeconomic inflationary pressures on our customers, results for any quarter or period are not necessarily indicative of the results that may be achieved for any interim period or a full fiscal year.

Discussion regarding seasonality trends for BrandsMart will be excluded until prior year comparable periods are included in the financial results.
Key Components of (Losses) Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. The financial statements for the three and six months ended June 30, 2022 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
For the three and six months ended June 30, 2022 and the comparable prior year periods, some of the key revenue, cost and expense items that affected (losses) earnings before income taxes were as follows:
Revenues. We separate our total revenues into four components: (a) lease revenues and fees; (b) retail sales (c) non-retail sales; and (d) franchise royalties and other revenues. Lease revenues and fees primarily include all revenues derived from lease agreements at both our Aaron's and BrandsMart Leasing LTO brands and fees from our Aaron's Club program. Lease revenues and fees are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Retail sales primarily include the sale of merchandise inventories from our BrandsMart operations and the related warranty revenues, as well as the sale of both new and returned lease merchandise from our Company-operated Aaron's stores. Non-retail sales primarily represent new merchandise sales to our Aaron's franchisees and, to a lesser extent, sales of Woodhaven manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing Company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise and Other Lease Revenue Costs. Depreciation of lease merchandise and other lease revenues costs is comprised of the depreciation expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated Aaron's stores, Aarons.com and BrandsMart Leasing, as well as the costs associated with the Aaron's Club program.
Retail Cost of Sales. Retail cost of sales includes cost of merchandise inventories sold through our BrandsMart U.S.A. stores and the depreciated cost of merchandise sold through our Company-operated Aaron's stores.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our Aaron's franchisees and, to a lesser extent, the cost of Woodhaven's manufactured products sold to third-party retailers.
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

Restructuring Expenses, Net. Restructuring expenses, net primarily represent the cost of real estate optimization efforts and cost reduction initiatives related to the Company's store support center functions. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, and expenses related to workforce reductions. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Separation Costs. Separation costs represent employee-related expenses associated with the spin-off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company in order to begin operating as an independent, standalone public entity. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A. in April 2022. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Interest Expense. Interest expense for the six months ended June 30, 2022 consists primarily of interest on the Company's variable rate borrowings, commitment fees on unused balances of the Credit Facility (as defined below), as well as the amortization of debt issuance costs. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Consolidated Results of Operations – Three months ended June 30, 2022 and 2021
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$386,513	$411,621	$(25,108)	(6.1)%
Retail Sales	190,848	16,877	173,971	nmf
Non-Retail Sales	27,042	32,455	(5,413)	(16.7)
Franchise Royalties and Other Revenues	5,981	6,542	(561)	(8.6)
	610,384	467,495	142,889	30.6
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	127,772	132,319	(4,547)	(3.4)
Retail Cost of Sales	165,228	10,887	154,341	nmf
Non-Retail Cost of Sales	24,237	29,609	(5,372)	(18.1)
	317,237	172,815	144,422	83.6
GROSS PROFIT	293,147	294,680	(1,533)	(0.5)
Gross Profit %	48.0%	63.0%

OPERATING EXPENSES:
Personnel Costs	130,257	121,426	8,831	7.3
Other Operating Expenses, Net	136,387	114,046	22,341	19.6
Provision for Lease Merchandise Write-Offs	22,113	12,117	9,996	82.5
Restructuring Expenses, Net	5,582	1,794	3,788	211.1
Separation Costs	230	1,246	(1,016)	(81.5)
Acquisition-Related Costs	8,033	—	8,033	nmf
	302,602	250,629	51,973	20.7

OPERATING (LOSSES) PROFIT	(9,455)	44,051	(53,506)	(121.5)
Interest Expense	(2,463)	(451)	(2,012)	(446.1)
Other Non-Operating (Expense) Income, Net	(1,556)	744	(2,300)	nmf

(LOSSES) EARNINGS BEFORE INCOME TAXES	(13,474)	44,344	(57,818)	(130.4)

INCOME TAX (BENEFIT) EXPENSE	(8,132)	11,369	(19,501)	(171.5)

NET (LOSSES) EARNINGS	$(5,342)	$32,975	$(38,317)	(116.2)%
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $610.4 million during the three months ended June 30, 2022, a $142.9 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in revenues of $181.4 million in the BrandsMart segment during the second quarter of 2022. This increase was partially offset by a $37.3 million decrease in revenues in the Aaron's Business segment during the three months ended June 30, 2022, as discussed further in the "Segment Performance" section below.

Gross Profit. Consolidated gross profit for the Company was $293.1 million during the three months ended June 30, 2022, a $1.5 million decrease compared to the prior year period. This decrease was primarily driven by a $24.1 million decrease in gross profit at the Aaron's Business segment during the three months ended June 30, 2022, as discussed further in the "Segment Performance" section below, partially offset by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in gross profit of $22.9 million in the BrandsMart segment during the second quarter of 2022. Gross profit for the BrandsMart segment during the three months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories. As a percentage of total revenues, gross profit declined to 48.0% during the three months ended June 30, 2022 compared to 63.0% for the comparable period in 2021 primarily due to the non-cash charge described above as well as the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues.
Operating Expenses
Personnel Costs. Personnel Costs increased by $8.8 million during the second quarter of 2022 due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $19.1 million during the second quarter of 2022, partially offset by lower performance-based incentive compensation in the Aaron's Business segment and Unallocated Corporate category.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Occupancy Costs	$56,803	$42,316	$14,487	34.2
Shipping and Handling	20,717	15,353	5,364	34.9
Advertising Costs	12,645	18,997	(6,352)	(33.4)
Intangible Amortization	2,878	1,599	1,279	80.0
Professional Services	5,356	4,332	1,024	23.6
Bank and Credit Card Related Fees	8,535	5,287	3,248	61.4
Gains on Dispositions of Store-Related Assets, net	(2,717)	(895)	(1,822)	203.6
Other Miscellaneous Expenses, net	32,170	27,057	5,113	18.9
Other Operating Expenses, net	$136,387	$114,046	$22,341	19.6%
As a percentage of total revenues, other operating expenses, net decreased to 22.3% for the second quarter of 2022 from 24.4% in the same period in 2021.
Occupancy costs increased during the three months ended June 30, 2022 primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $10.4 million during the second quarter as well as higher rent, maintenance and utility costs at Aaron's stores, and higher depreciation of leasehold improvements associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives. These increases were partially offset by lower occupancy costs due to the planned net reduction of 29 Company-operated Aaron's stores during the 15-month period ended June 30, 2022.
Shipping and handling costs increased primarily due to higher fuel and distribution costs driven by inflationary pressures as well as the acquisition of BrandsMart U.S.A., which resulted in additional shipping and handling costs of $0.2 million during the second quarter, partially offset by a 14.1% decrease in product deliveries during the three months ended June 30, 2022 as compared to the same period in 2021.
Advertising costs decreased primarily due to lower advertising spend and an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs during the three months ended June 30, 2022 as compared to the same period in 2021, partially offset by the acquisition of BrandsMart U.S.A., which resulted in an increase in advertising costs of $1.4 million during the second quarter.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.
Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $2.9 million in the BrandsMart segment during the three months ended June 30, 2022.
Gains on dispositions of store-related assets, net increased primarily due to a $1.9 million gain related to a sale and leaseback transaction of two Company-owned Aaron's store properties during the three months ended June 30, 2022.

Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increases in this category during the three months ended June 30, 2022 were primarily driven by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $2.2 million as well as higher software licensing expenses and higher travel expenses. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees increased to 5.7% for the three months ended June 30, 2022 compared to 2.9% for the comparable period in 2021. During the second quarter of 2022, inflationary pressures within the broader macroeconomic environment began to more significantly impact the liquidity of our customers, which resulted in lower lease renewal rates, higher write-offs of lease merchandise and an elevated provision for lease merchandise write-offs compared to the second quarter of 2021.
Restructuring Expenses, Net. Restructuring activity for the three months ended June 30, 2022 resulted in expenses of $5.6 million, which were primarily comprised of $4.4 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure as well as an administrative building in Kennesaw, Georgia and $0.9 million of continuing variable occupancy costs incurred related to previously closed stores. Restructuring expenses for the three months ended June 30, 2021 were $1.8 million and were primarily comprised of $0.5 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021 and $1.7 million of common area maintenance and other variable charges and taxes incurred related to closed stores.
Separation costs. Separation costs for the three months ended June 30, 2022 and 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating (Losses) Profit
Interest Expense. Interest Expense increased to $2.5 million for three months ended June 30, 2022 from $0.5 million for the three months ended June 30, 2021. Interest expense for the three months ended June 30, 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. Interest expense for the three months ended June 30, 2021 consists primarily of commitment fees on unused balances of the Previous Facility, as well as the amortization of debt issuance costs.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $1.6 million and net gains of $0.7 million during the three months ended June 30, 2022 and 2021, respectively. Foreign currency remeasurement net gains and losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended June 30, 2022 or 2021.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $8.1 million during the three months ended June 30, 2022 compared to income tax expense of $11.4 million for the same period in 2021. The net income tax benefit recognized in 2022 was primarily the result of losses before income taxes of $13.5 million during the three months ended June 30, 2022, as well as the impact of a deferred income tax benefit of $4.8 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition during the three months ended June 30, 2022. The effective tax rate increased to 60.4% in 2022 from 25.6% in 2021 primarily due to the impact of the deferred income tax benefit on our book loss during the three months ended June 30, 2022.

Segment Performance – Three months ended June 30, 2022 and 2021
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Lease Revenues and Fees	$386,513	$411,621	$(25,108)	(6.1)%
Retail Sales	10,709	16,877	(6,168)	(36.5)
Non-Retail Sales	27,042	32,455	(5,413)	(16.7)
Franchise Royalties and Fees	5,792	6,253	(461)	(7.4)
Other	189	289	(100)	(34.6)
Total Revenues - Aaron's Business	$430,245	$467,495	$(37,250)	(8.0)%
The decreases in lease revenues and fees and retail sales during the three months ended June 30, 2022 were primarily due to a 6.7% decrease in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, which represented $23.4 million of the decrease. The decrease in same store revenues was driven primarily by a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales, partially offset by a larger lease portfolio size during the quarter. The same store lease portfolio size ended the first quarter of 2022 at $106.3 million, up 2.9% compared to the end of the first quarter of 2021, and ended the second quarter of 2022 at $105.8 million, down 1.0% compared to the second quarter of 2021.
E-commerce revenues increased 4.0% compared to the prior year quarter, primarily driven by a larger lease portfolio size offset by lower lease renewal rates, and were 15.4% and 13.9% of total lease revenues and fees during the three months ended June 30, 2022 and 2021, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from Aaron's franchisees than in the second quarter of 2021. Non-retail sales also decreased by $1.2 million due to the reduction of 13 franchised Aaron's stores during the 15-month period ended June 30, 2022.
The decrease in franchise royalties and fees is primarily the result of the reduction of 13 franchised Aaron's stores during the 15-month period ended June 30, 2022.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Gross Profit	$270,611	$294,680	$(24,069)	(8.2)%
Earnings Before Income Taxes	29,520	61,665	(32,145)	(52.1)
As a percentage of total revenues, gross profit for the Aaron's Business declined to 62.9% during the three months ended June 30, 2022 compared to 63.0% for the comparable period in 2021. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $258.7 million and $279.3 million during the three months ended June 30, 2022 and 2021, respectively, which represented a gross profit margin of 66.9% and 67.9% for the respective periods. The decline in gross profit percentage is primarily driven by a $15.8 million decrease due to a lower lease renewal rate and a $7.2 million decrease due to lower exercise of early purchase options.
Gross profit for retail sales for the Aaron's Business was $3.1 million and $6.0 million during the three months ended June 30, 2022 and 2021, respectively, which represented a gross profit margin of 28.8% and 35.5% for the respective periods. The decline in gross profit percentage is primarily due to a normalization of product mix and availability in the second quarter of 2022 as compared to the second quarter of 2021, as well as higher inventory purchase costs in 2022 as compared to 2021.
Gross profit for non-retail sales for the Aaron's Business was $2.8 million during both the three months ended June 30, 2022 and 2021, which represented a gross profit percentage of 10.4% and 8.8% for the respective periods.

Earnings before income taxes for the Aaron's Business segment decreased by $32.1 million during the three months ended June 30, 2022 primarily due to the $24.1 million decrease in gross profit and higher provision for lease merchandise write-offs, partially offset by lower personnel costs, as described above.
BrandsMart Segment Results

	Three Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Retail Sales	$181,442	$—	$181,442	nmf
Gross Profit	22,875	—	22,875	nmf
(Losses) Earnings Before Income Taxes	(15,919)	—	(15,919)	nmf
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $181.4 million during the three months ended June 30, 2022.
Gross Profit. Gross profit for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $22.9 million during the three months ended June 30, 2022. As a percentage of revenues, gross profit for the BrandsMart segment was 12.6% during the three months ended June 30, 2022. Gross profit for the BrandsMart segment during the three months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
(Losses) Earnings before Income Taxes. The BrandsMart segment reported a loss before income taxes of $15.9 million during the three months ended June 30, 2022. The second quarter results for the BrandsMart segment reflect a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.

Consolidated Results of Operations – Six months ended June 30, 2022 and 2021
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES
Lease Revenues and Fees	$795,831	$839,262	$(43,431)	(5.2)%
Retail Sales	203,455	33,323	170,132	nmf
Non-Retail Sales	54,869	62,404	(7,535)	(12.1)
Franchise Royalties and Other Revenues	12,311	13,560	(1,249)	(9.2)
	1,066,466	948,549	117,917	12.4
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	264,436	273,296	(8,860)	(3.2)
Retail Cost of Sales	174,343	21,405	152,938	nmf
Non-Retail Cost of Sales	49,593	56,100	(6,507)	(11.6)
	488,372	350,801	137,571	39.2
GROSS PROFIT	578,094	597,748	(19,654)	(3.3)
Gross Profit %	54.2%	63.0%

OPERATING EXPENSES
Personnel Costs	251,367	246,289	5,078	2.1
Other Operating Expenses, Net	240,746	222,412	18,334	8.2
Provision for Lease Merchandise Write-Offs	44,070	25,534	18,536	72.6
Restructuring Expenses, Net	8,917	5,235	3,682	70.3
Separation Costs	770	5,636	(4,866)	(86.3)
Acquisition-Related Costs	11,497	—	11,497	nmf
	557,367	505,106	52,261	10.3
OPERATING PROFIT	20,727	92,642	(71,915)	(77.6)
Interest Expense	(2,813)	(795)	(2,018)	(253.8)
Other Non-Operating (Expense) Income, Net	(2,483)	1,146	(3,629)	(316.7)

EARNINGS BEFORE INCOME TAXES	15,431	92,993	(77,562)	(83.4)

INCOME TAX (BENEFIT) EXPENSE	(759)	23,695	(24,454)	(103.2)

NET EARNINGS	$16,190	$69,298	$(53,108)	(76.6)
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $1.07 billion during the six months ended June 30, 2022, a $117.9 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which reported revenues of $181.4 million in the BrandsMart segment during the six months ended June 30, 2022. This increase was partially offset by a $62.2 million decrease in revenues in the Aaron's Business segment during the six months ended June 30, 2022, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $578.1 million during the six months ended June 30, 2022, a $19.7 million decrease compared to the prior year period. This decrease was primarily driven by a $42.2 million decrease in gross profit at the Aaron's Business segment, as discussed further in the "Segment Performance" section below, partially offset by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in gross profit of $22.9 million in the BrandsMart segment during the six months ended June 30, 2022. Gross profit for the BrandsMart segment during the six months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories. As a percentage of total revenues, gross profit declined to 54.2% during the six months ended June 30, 2022 compared to 63.0% for the comparable period in 2021 primarily due to the non-cash charge described above as well as the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues.
Operating Expenses
Personnel Costs. Personnel costs increased by $5.1 million during the six months ended June 30, 2022 due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $19.1 million in the BrandsMart segment during the second quarter of 2022, partially offset by lower performance-based incentive compensation in the Aaron's Business segment and the Unallocated Corporate category.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Occupancy Costs	$102,485	$85,625	$16,860	19.7
Shipping and Handling	35,970	28,619	7,351	25.7
Advertising Costs	23,345	36,382	(13,037)	(35.8)
Intangible Amortization	3,642	3,283	359	10.9
Professional Services	8,844	7,368	1,476	20.0
Bank and Credit Card Related Fees	14,097	10,669	3,428	32.1
Gains on Dispositions of Store-Related Assets, net	(7,167)	(2,118)	(5,049)	238.4
Other Miscellaneous Expenses, net	59,530	52,584	6,946	13.2
Other Operating Expenses, net	$240,746	$222,412	$18,334	8.2%
As a percentage of total revenues, other operating expenses, net decreased to 22.6% for the six months ended June 30, 2022 from 23.4% in the same period in 2021.
Occupancy costs increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $10.4 million during the six months ended June 30, 2022 as well as higher rent, maintenance and utility costs at Aaron's stores and higher depreciation of leasehold improvements associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives. These increases were partially offset by lower occupancy costs due to the planned net reduction of 38 Company-operated Aaron's stores during the 24-month period ended June 30, 2022.
Shipping and handling costs increased during the six months ended June 30, 2022 primarily due to higher fuel and distribution costs driven by inflationary pressures as well as the acquisition of BrandsMart U.S.A., which resulted in additional shipping and handling costs of $0.2 million during the six months ended June 30, 2022, partially offset by a 13.9% decrease in product deliveries during the six months ended June 30, 2022 as compared to the same period in 2021.
Advertising costs decreased primarily due to an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs and lower advertising spend during the six months ended June 30, 2022 as compared to the same period in 2021, partially offset by the acquisition of BrandsMart U.S.A., which resulted in advertising costs of $1.4 million during the second quarter of 2022.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.

Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $2.9 million in the BrandsMart segment during the six months ended June 30, 2022.
Gains on dispositions of store-related assets, net increased primarily due to gains of $5.7 million recognized during the six months ended June 30, 2022 related to sale and leaseback transactions for five Company-owned Aaron's store properties.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increases in this category during the six months ended June 30, 2022 were primarily driven by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $2.2 million as well as higher software licensing expenses and higher travel expenses. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees increased to 5.5% for the six months ended June 30, 2022 compared to 3.0% for the comparable period in 2021. During the second quarter of 2022, inflationary pressures within the broader macroeconomic environment began to more significantly impact the liquidity of our customers, which resulted in an elevated provision for lease merchandise write-offs compared to the second quarter of 2021.
Restructuring Expenses, Net. Restructuring activity for the six months ended June 30, 2022 resulted in expenses of $8.9 million, which were primarily comprised of $5.8 million of operating lease right-of-use asset and fixed asset impairment for Company-operated Aaron's stores identified for closure as well as an administrative building in Kennesaw, Georgia and $2.4 million of continuing variable occupancy costs incurred related to previously closed stores. Restructuring expenses for the six months ended June 30, 2021 were $5.2 million and were primarily comprised of $2.7 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021 and $2.8 million of common area maintenance and other variable charges and taxes incurred related to closed stores.
Separation Costs. Separation costs for the six months ended June 30, 2022 and 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $2.8 million for the six months ended June 30, 2022 from $0.8 million for the six months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. Interest expense for the six months ended June 30, 2021 consists primarily of commitment fees on unused balances of the Previous Facility, as well as the amortization of debt issuance costs.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $2.5 million and net gains of $1.1 million for the six months ended June 30, 2022 and 2021, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the six months ended June 30, 2022 or 2021.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $0.8 million during the six months ended June 30, 2022 compared to income tax expense of $23.7 million for the same period in 2021. The effective tax rate decreased to (4.9)% for the six months ended June 30, 2022 compared to 25.5% for the same period in 2021. The net income tax benefit recognized in 2022 and resulting effective tax rate was primarily due to a deferred income tax benefit of $4.8 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition that exceeded the income tax expense recognized on our book income during the six months ended June 30, 2022.

Segment Performance – Six months ended June 30, 2022 and 2021
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Lease Revenues and Fees	$795,831	$839,262	$(43,431)	(5.2)%
Retail Sales	23,316	33,323	(10,007)	(30.0)
Non-Retail Sales	54,869	62,404	(7,535)	(12.1)
Franchise Royalties and Fees	11,910	12,962	(1,052)	(8.1)
Other	401	598	(197)	(32.9)
Total Revenues - Aaron's Business	$886,327	$948,549	$(62,222)	(6.6)%
The decreases in lease revenues and fees and retail sales during the six months ended June 30, 2022 were primarily due to a 5.5% decrease in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, which represented $37.7 million of the decrease. The decrease in same store revenues was driven primarily by a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales, partially offset by a larger lease portfolio size during the six months ended June 30, 2022.
E-commerce revenues increased 4.0% compared to the prior year period and were 15.4% and 14.1% of total lease revenues and fees during the six months ended June 30, 2022 and 2021, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from franchisees stemming from higher customer demand during the first half of 2021. Non-retail sales also decreased by $2.2 million due to the reduction of 82 franchised stores during the 24-month period ended June 30, 2022.
The decrease in franchise royalties and fees is primarily the result of the reduction of 82 franchised stores during the 24-month period ended June 30, 2022.
Gross Profit and Earnings Before Income Taxes.

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Gross Profit	$555,558	$597,748	$(42,190)	(7.1)%
Earnings Before Income Taxes	81,681	132,918	(51,237)	(38.5)
As a percentage of total revenues, gross profit for the Aaron's Business declined to 62.7% during the six months ended June 30, 2022 compared to 63.0% for the comparable period in 2021. The factors impacting the change in gross profit are discussed above.
Gross profit for lease revenues and fees for the Aaron's Business was $531.4 million and $566.0 million during the six months ended June 30, 2022 and 2021, respectively, which represented a gross profit margin of 66.8% and 67.4% for the respective periods. The decline in gross profit percentage is primarily driven by a $27.8 million decrease due to a lower lease renewal rate and a $15.0 million decrease due to lower exercise of early purchase options.
Gross profit for retail sales for the Aaron's Business was $6.6 million and $11.9 million during the six months ended June 30, 2022 and 2021, respectively, which represented a gross profit margin of 28.2% and 35.8% for the respective periods. The decline in gross profit percentage is primarily due to a normalization of product mix and availability in the first half of 2022 as compared to the first half of 2021, as well as higher inventory purchase costs in 2022 as compared to 2021.
Gross profit for non-retail sales for the Aaron's Business was $5.3 million and $6.3 million during the six months ended June 30, 2022 and 2021, respectively, which represented a gross profit percentage of 9.6% and 10.1% for the respective periods. The decline in gross profit percentage was driven by higher inventory purchase costs in 2022 compared to the prior year comparable period.
Earnings before income taxes for the Aaron's Business segment decreased by $51.2 million during the six months ended June 30, 2022 primarily due to the $42.2 million decrease in gross profit and higher provision for lease merchandise write-offs, partially offset by lower personnel costs, as described above.

BrandsMart Segment Results

	Six Months Ended June 30,		Change
(In Thousands)	2022	2021	$	%
Retail Sales	$181,442	$—	$181,442	nmf
Gross Profit	22,875	—	22,875	nmf
(Losses) Earnings Before Income Taxes	(15,919)	—	(15,919)	nmf
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $181.4 million during the six months ended June 30, 2022.
Gross Profit. Gross profit for retail sales for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $22.9 million during the six months ended June 30, 2022. As a percentage of revenues, gross profit for the BrandsMart segment was 12.6% during the six months ended June 30, 2022. Gross profit for the BrandsMart segment during the six months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
(Losses) Earnings before Income Taxes. The BrandsMart segment reported a loss before income taxes of $15.9 million during the three months ended June 30, 2022. The second quarter results for the BrandsMart segment reflect a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Overview of Financial Position
The Company's condensed consolidated balance sheet as of June 30, 2022 includes the impact of BrandsMart, which was acquired on April 1, 2022. The major changes in the condensed consolidated balance sheet from December 31, 2021 to June 30, 2022, most of which are the result of the BrandsMart U.S.A. acquisition, include:
•Cash and cash equivalents increased $5.4 million to $28.2 million at June 30, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Operating lease right-of-use assets and operating lease liabilities increased $181.7 million and $186.3 million, respectively, primarily due to the addition of BrandsMart's operating leases as well as additional real estate lease agreements and amendments executed for Company-operated Aaron's stores during the six months ended June 30, 2022. The increase in the Company's operating lease right-of-use assets was partially offset by regularly scheduled amortization of right-of-use assets and impairment charges recorded in connection with restructuring actions.
•Goodwill increased $62.1 million due primarily to the addition of estimated BrandsMart-related goodwill of $62.3 million. Refer to Note 2 to these condensed consolidated financial statements for further details regarding the preliminary acquisition accounting.
•Other intangibles increased $105.2 million due primarily to recording the estimated fair value of identifiable BrandsMart-related intangible assets of $109.0 million. Refer to Note 2 to these condensed consolidated financial statements for further details regarding the preliminary acquisition accounting.
•Debt increased $300.3 million primarily due to the Company's borrowings under the Credit Facility that occurred during April 2022 to finance the purchase price for the BrandsMart U.S.A. acquisition, other customary acquisition and financing-related closing costs and adjustments. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
•Treasury shares increased $14.6 million due primarily to the Company's repurchase of 516,140 shares of common stock for $11.1 million during the six months ended June 30, 2022.

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
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. As of June 30, 2022, the Company had $28.2 million of cash and $245.2 million of availability under its $550.0 million unsecured credit facility (the "Credit Facility") which is further described in Note 4 to the condensed consolidated financial statements.
Cash Provided by Operating Activities
Cash provided by operating activities was $57.1 million and $60.2 million during the six months ended June 30, 2022 and 2021, respectively. The decrease in operating cash flows was primarily driven by a lower lease renewal rate during the six months ended June 30, 2022 as inflationary pressures within the broader macroeconomic environment began to impact the liquidity of our customers, partially offset by lower lease merchandise purchases and the inclusion of BrandsMart operating results subsequent to the April 1, 2022 acquisition date. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $314.2 million and $37.2 million during the six months ended June 30, 2022 and 2021, respectively. The $277.0 million increase in investing cash outflows was primarily due to the purchase consideration of $266.8 million related to the BrandsMart U.S.A. acquisition and $11.9 million higher cash outflows for purchases of property, plant and equipment, partially offset by $1.9 million higher proceeds from the sale of property, plant and equipment during the six months ended June 30, 2022 compared to the prior year period.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $262.6 million during the six months ended June 30, 2022 compared to cash used in financing activities of $51.1 million during the six months ended June 30, 2021. The $313.7 million change in financing cash flows during the six months ended June 30, 2022 was primarily due to (i) the Company's borrowings under the Term Loan and the Revolving Facility that occurred during April 2022 to finance the BrandsMart U.S.A. acquisition; (ii) net borrowings of $8.1 million under the Company's inventory financing agreement; and $31.6 million lower outflows related to the repurchase of the Company's common stock during the six months ended June 30, 2022 compared to the prior year period.
Share Repurchases
During the six months ended June 30, 2022, the Company repurchased 516,140 shares of the Company's common stock for a total purchase price of approximately $11.1 million. The total shares outstanding as of June 30, 2022 were 30,777,065, compared to 33,093,668 as of June 30, 2021. On March 3, 2022, the Company’s Board of Directors increased the share repurchase authorization to $250.0 million from the original $150.0 million plan and extended the maturity to December 31, 2024. The Company's remaining share repurchase authorization was $135.8 million as of June 30, 2022.
Dividends
In May 2022, the Board approved a quarterly dividend of $0.1125 per share, which was paid to shareholders on July 5, 2022. Aggregate dividend payments for the six months ended June 30, 2022 were $6.6 million. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of June 30, 2022, the total available credit under our $550.0 million Credit Facility (defined below) was $245.2 million, which reflects borrowings of $175.0 million under the Term Loan, $112.5 million of outstanding borrowings under the Revolving Facility and approximately $17.3 million for our outstanding letters of credit.

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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at June 30, 2022.
Commitments
Income Taxes
During the six months ended June 30, 2022, we made net income tax payments of $4.3 million. Within the next six months, we anticipate making estimated cash payments of $2.0 million for state income taxes and $0.3 million for Canadian income taxes.
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
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with a bank that is a party to our Revolving Facility. As further described in Note 4 to these condensed consolidated financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At June 30, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $7.0 million, which would be due in full within 75 days of the event of default.
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.5 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties surrounding the normalization of current and future business trends associated with the COVID-19 pandemic, and the corresponding unknown effect on the operations and liquidity of our franchisees.
Inventory Financing Agreement
The Company maintains an inventory financing agreement for its BrandsMart segment with a lender that provides financing up to $65.0 million for the BrandsMart segment to purchase merchandise inventories from certain vendors as defined in the agreement. Amounts borrowed by the Company under the inventory loan are to be repaid based on the payment terms (pay-as-sold or scheduled payment program) as defined in the agreement, with all borrowings due within 50 days. The inventory loan is collateralized by all personal property of the BrandsMart segment, including merchandise inventories, equipment and other goods. Interest is due monthly on the outstanding principal based on the higher of prime-rate, 1 month LIBOR or 3-month LIBOR, commencing typically and only after 30 days of the borrowing or the free floor period as defined in the agreement. The inventory financing agreement is terminable with 30 days prior written notice from one party to the other. The inventory loan contains certain affirmative and negative covenants, which, among other things, restricts encumbrances of certain corporate assets and obtaining additional debt. As of June 30, 2022, $23.7 million was outstanding on the inventory loan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, the Company had $286.7 million of borrowings outstanding under the Credit Facility, further described in Note 4 to the condensed consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
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
Changes in Internal Control Over Financial Reporting.
In April 2022, the Company acquired BrandsMart U.S.A. The Company is currently in the process of integrating BrandsMart into its assessment of its internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of June 30, 2022 excludes an assessment of the internal control over financial reporting of BrandsMart.
Other than as described above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings arising in the ordinary course of business. While any proceeding contains an element of uncertainty, we do not currently believe that any of the outstanding legal proceedings to which we are a party will have a material adverse impact on our business, financial position or results of operations. However, an adverse resolution of a number of these items may have a material adverse impact on our business, financial position or results of operations. For further information, see Note 6 to the condensed consolidated financial statements, which discussion is incorporated herein by reference.
ITEM 1A.RISK FACTORS
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of the 2021 Annual Report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2022 through April 30, 2022	254,216	$20.98	254,216	$135,847,377
May 1, 2022 through May 31, 2022	—	—	—	135,847,377
June 1, 2022 through June 30, 2022	—	—	—	135,847,377
Total	254,216		254,216
1Share repurchases are conducted under authorizations made from time to time by our Board. The most recent authorization was publicly announced on March 2, 2022, which increased the Company's share repurchase authorization amount to $250.0 million from the previous authorized amount of $150.0 million, and extended the maturity date by one year to December 31, 2024. Subject to the terms of our Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2024. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Amended and Restated Executive Severance Pay Plan of The Aaron’s Company, Inc., dated May 3, 2022.

10.2
Credit Agreement, dated as of April 1, 2022, among Aaron’s, LLC as the borrower, The Aaron’s Company, Inc. the several banks and other financial institutions from time to time party thereto and Truist Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2022.

10.3
Loan Facility Agreement and Guarantee, dated as of April 1, 2022, among Aaron’s, LLC, as the sponsor, The Aaron’s Company, Inc., the several banks and other financial institutions from time to time party thereto and Truist Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	July 25, 2022	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2022	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)