Form 10-Q
period 2022-09-30
Aaron's Company, Inc.
filed 2022-10-24
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 21, 2022
Common Stock, $0.50 Par Value	30,780,478

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2022	December 31, 2021
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$37,779	$22,832
Accounts Receivable (net of allowances of $8,474 at September 30, 2022 and $7,163 at December 31, 2021)	37,852	29,443
Lease Merchandise (net of accumulated depreciation and allowances of $437,339 at September 30, 2022 and $439,745 at December 31, 2021)	715,055	772,154
Merchandise Inventories, Net	96,486	—
Property, Plant and Equipment, Net	265,701	230,895
Operating Lease Right-of-Use Assets	456,464	278,125
Goodwill	51,683	13,134
Other Intangibles, Net	121,259	5,095
Income Tax Receivable	7,981	3,587
Prepaid Expenses and Other Assets	97,511	86,000
Total Assets	$1,887,771	$1,441,265
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$247,601	$244,670
Deferred Income Taxes Payable	90,345	92,306
Customer Deposits and Advance Payments	75,594	66,289
Operating Lease Liabilities	496,550	309,834
Debt	273,961	10,000
Total Liabilities	1,184,051	723,099
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at September 30, 2022 and December 31, 2021; Shares Issued: 36,041,939 at September 30, 2022 and 35,558,714 at December 31, 2021	18,021	17,779
Additional Paid-in Capital	735,051	724,384
Retained Earnings	88,524	98,546
Accumulated Other Comprehensive Loss	(1,454)	(739)
	840,142	839,970
Less: Treasury Shares at Cost
5,261,461 Shares at September 30, 2022 and 4,580,390 at December 31, 2021	(136,422)	(121,804)
Total Shareholders’ Equity	703,720	718,166
Total Liabilities & Shareholders’ Equity	$1,887,771	$1,441,265
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$372,127	$401,383	$1,167,958	$1,240,645
Retail Sales	188,734	12,283	392,189	45,606
Non-Retail Sales	26,542	32,159	$81,411	$94,563
Franchise Royalties and Other Revenues	5,981	6,328	18,292	19,888
	593,384	452,153	1,659,850	1,400,702
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	125,711	130,104	390,147	403,399
Retail Cost of Sales	146,292	8,344	320,635	29,750
Non-Retail Cost of Sales	23,634	29,063	73,227	85,163
	295,637	167,511	784,009	518,312
GROSS PROFIT	297,747	284,642	875,841	882,390
OPERATING EXPENSES:
Personnel Costs	134,001	122,901	385,368	369,190
Other Operating Expenses, Net	123,040	105,428	363,786	327,840
Provision for Lease Merchandise Write-Offs	28,022	19,799	72,092	45,333
Restructuring Expenses, Net	14,930	2,899	23,847	8,134
Impairment of Goodwill	12,933	—	12,933	—
Separation Costs	220	397	990	6,033
Acquisition-Related Costs	1,659	—	13,156	—
	314,805	251,424	872,172	756,530
OPERATING (LOSS) PROFIT	(17,058)	33,218	3,669	125,860
Interest Expense	(3,151)	(322)	(5,964)	(1,117)
Other Non-Operating (Expense) Income, Net	(344)	(88)	(2,827)	1,058
(LOSS) EARNINGS BEFORE INCOME TAXES	(20,553)	32,808	(5,122)	125,801
INCOME TAX (BENEFIT) EXPENSE	(4,937)	8,460	(5,696)	32,155
NET (LOSS) EARNINGS	$(15,616)	$24,348	$574	$93,646
(LOSS) EARNINGS PER SHARE	$(0.51)	$0.75	$0.02	$2.79
(LOSS) EARNINGS PER SHARE ASSUMING DILUTION	$(0.51)	$0.73	$0.02	$2.74
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net (Loss) Earnings	$(15,616)	$24,348	$574	$93,646
Other Comprehensive (Loss) Income:
Unrealized (Loss) Gain on Fuel Hedge Derivative Instrument	(235)	—	4	—
Foreign Currency Translation Adjustment	(611)	(254)	(719)	93
Total Other Comprehensive (Loss) Income	(846)	(254)	(715)	93
Comprehensive (Loss) Income	$(16,462)	$24,094	$(141)	$93,739
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$574	$93,646
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	384,268	397,701
Other Depreciation and Amortization	63,211	51,729
Provision for Lease Merchandise Write-Offs	72,092	45,333
Non-Cash Inventory Fair Value Adjustment	23,074	—
Accounts Receivable Provision	29,331	18,840
Stock-Based Compensation	9,998	9,863
Deferred Income Taxes	(5,833)	25,966
Impairment of Goodwill and Other Assets	28,929	3,937
Non-Cash Lease Expense	82,532	69,205
Other Changes, Net	(9,446)	(3,851)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(401,002)	(519,139)
Merchandise Inventories	6,440	—
Accounts Receivable	(25,320)	(15,511)
Prepaid Expenses and Other Assets	(366)	(15,151)
Income Tax Receivable	(4,394)	(2,527)
Operating Lease Right-of-Use Assets and Liabilities	(90,877)	(78,641)
Accounts Payable and Accrued Expenses	(23,582)	22,917
Customer Deposits and Advance Payments	(15,758)	(13,923)
Cash Provided by Operating Activities	123,871	90,394
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(83,695)	(67,456)
Proceeds from Dispositions of Property, Plant, and Equipment	18,710	10,330
Acquisition of BrandsMart U.S.A., Net of Cash Acquired	(266,773)	—
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	(917)	(6,776)
Proceeds from Other Investing-Related Activities	1,145	2,347
Cash Used in Investing Activities	(331,530)	(61,555)
FINANCING ACTIVITIES:
Repayments on Swing Line Loans, Net	(10,000)	—
Proceeds from Revolver and Term Loan	291,700	—
Repayments on Revolver, Term Loan and Financing Leases	(31,700)	(740)
Borrowings on Inventory Loan Program, Net	(793)	—
Dividends Paid	(10,067)	(6,770)
Acquisition of Treasury Stock	(11,055)	(81,740)
Issuance of Stock Under Stock Option Plans	911	1,876
Shares Withheld for Tax Payments	(3,563)	(2,729)
Debt Issuance Costs	(2,758)	—
Cash Provided by (Used in) Financing Activities	222,675	(90,103)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(69)	(13)
Increase (Decrease) in Cash and Cash Equivalents	14,947	(61,277)
Cash and Cash Equivalents at Beginning of Period	22,832	76,123
Cash and Cash Equivalents at End of Period	$37,779	$14,846
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The novel coronavirus ("COVID-19") pandemic, inflationary pressures, general macroeconomic conditions and rising interest rates have led to significant market disruption. For a discussion of trends that we believe have affected our business as a result of the COVID-19 pandemic, see Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 Pandemic," "Highlights," "Consolidated Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on February 24, 2022 (the "2021 Annual Report").
Description of Spin-off Transaction
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Pre-Spin Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Pre-Spin Aaron's Business was effected through a distribution (the "separation," the "separation and distribution," or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation (the "Company"), to the PROG Holdings shareholders of record as of November 27, 2020.
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," and the "Company," refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Pre-Spin Aaron’s Business and all other subsidiaries of the Company, which are wholly owned, as well as other lines of business described in the "Description of Business" section below.
Further details of the spin-off transaction are discussed in Part I, Item 1, of the 2021 Annual Report.
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Refer to Note 2 to these condensed consolidated financial statements for additional information regarding the BrandsMart U.S.A. acquisition. The Company's financial results for the three and nine months ended September 30, 2022 include the results of BrandsMart U.S.A. subsequent to the April 1, 2022 acquisition date.
Management believes that the BrandsMart U.S.A. acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron's customers, as well as generating procurement savings and other cost synergies.
Description of Business
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of September 30, 2022, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) Aarons.com e-commerce platform ("Aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
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
Woodhaven manufactures and supplies a significant portion of the upholstered furniture and bedding leased and sold in Company-operated and franchised Aaron's stores.
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
The following table presents store count by ownership type:

Stores as of September 30 (Unaudited)	2022	2021
Company-operated Aaron's Stores[1]	1,034	1,084
Franchisee-operated Aaron's Stores	234	237
BrandsMart U.S.A. Stores[2]	10	—
Systemwide Stores	1,278	1,321
1The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 100,000 square feet and have been included in this table subsequent to the acquisition date of April 1, 2022.
Basis of Presentation
The financial statements for the three and nine months ended September 30, 2022 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reclassifications
The following reclassifications have been made to the prior periods to conform to the current period presentation.
For all previously reported periods prior to April 1, 2022, the Company presented all revenues derived from lease agreements and the related fees, as well as the sale of both new and returned lease merchandise from our Company-operated Aaron's stores and fees from our Aaron's Club program within one line in the condensed consolidated statements of earnings, presented as lease and retail revenues. Effective April 1, 2022, the Company revised its presentation to separately present revenues derived from lease agreements at our Company-operated Aaron's stores and e-commerce platform and fees from our Aaron's Club program as lease revenues and fees in the condensed consolidated statements of earnings, with the sale of both new and returned lease merchandise from our Company-operated Aaron's stores being classified as retail sales. This revised presentation does not have an impact on total revenues presented in prior periods.
Similarly, for all previously reported periods prior to April 1, 2022, the Company presented the depreciation expense associated with lease merchandise as well as the depreciated costs of merchandise sold within one line in the condensed consolidated statements of earnings, presented as the cost of lease and retail revenues. Effective April 1, 2022, the Company revised its presentation to separately present the depreciation expense associated with lease merchandise in the condensed consolidated statements of earnings, with the costs associated with merchandise sold through our Company-operated Aaron's stores presented as retail costs of sales. This revised presentation does not have an impact on total costs of revenues presented in prior periods.
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
(Loss) Earnings Per Share
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2022	2021	2022	2021
Weighted Average Shares Outstanding	30,875	32,485	30,921	33,513
Dilutive Effect of Share-Based Awards[1]	—	703	452	703
Weighted Average Shares Outstanding Assuming Dilution	30,875	33,188	31,373	34,216
1There was no dilutive effect to the loss per common share for the three months ended September 30, 2022 due to the net loss incurred in the period.
Approximately 0.8 million weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the nine months ended September 30, 2022 as the awards would have been anti-dilutive for that period. The weighted-average anti-dilutive share-based awards that were excluded from the computation of earnings per share assuming dilution during the three and nine months ended September 30, 2021 were not significant.

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
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $7.8 million and $31.1 million during the three and nine months ended September 30, 2022, respectively, (three and nine months ended September 30, 2021: $11.2 million and $47.6 million, respectively) and are classified within other operating expenses, net in the condensed consolidated statements of earnings. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $8.3 million and $24.6 million during the three and nine ended September 30, 2022, respectively, (three and nine months ended September 30, 2021: $6.3 million and $16.3 million, respectively). The prepaid advertising asset was $7.7 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration, third-party warranty providers, and real estate leasing activities) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2022	December 31, 2021
Customers	$11,163	$8,635
Corporate	19,793	11,478
Franchisee	6,896	9,330
	$37,852	$29,443
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and record an allowance for these estimated losses. The estimated allowance on franchisee accounts receivable includes consideration of the financial position of each franchisee and qualitative consideration of potential losses associated with uncertainties impacting the franchisee's ability to satisfy their obligations. Uncertainties include inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated statements of earnings.
The allowance related to remaining corporate receivables is not significant for the three and nine months ended September 30, 2022.
The following table shows the components of the accounts receivable allowance:

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Beginning Balance	$7,163	$7,613
Accounts Written Off, net of Recoveries	(28,020)	(20,110)
Accounts Receivable Provision	29,331	18,840
Ending Balance	$8,474	$6,343
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Bad Debt (Reversal) Expense	$(263)	$(728)
Provision for Returns and Uncollectible Renewal Payments	29,594	19,568
Accounts Receivable Provision	$29,331	$18,840
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2022	December 31, 2021
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$430,705	$496,506
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	284,350	275,648
Lease Merchandise, net of Accumulated Depreciation and Allowances	$715,055	$772,154
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $19.7 million and $20.2 million as of September 30, 2022 and December 31, 2021, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Aaron's store-based operations' policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at both the Aaron's distribution centers and Woodhaven manufacturing facilities. Physical inventories are also taken at the manufacturing facilities annually. The Company also monitors merchandise levels and mix by division, store, and distribution center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off and is included as a component of the provision for lease merchandise write-offs in the accompanying condensed consolidated statements of earnings.
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic on our customers. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Beginning Balance	$12,339	$11,599
Merchandise Written off, net of Recoveries	(70,247)	(46,414)
Provision for Write-offs	72,092	45,333
Ending Balance	$14,184	$10,518
Merchandise Inventories
The Company’s merchandise inventories are stated at the lower of weighted average cost or net realizable value and consist entirely of merchandise held for sale by the BrandsMart segment. In-bound freight-related costs from vendors, net of allowances and vendor rebates, are included as part of the net cost of merchandise inventories. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within retail cost of sales in the condensed consolidated statements of earnings.
The Company periodically evaluates aged and distressed inventory and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory. Estimated losses related to markdowns of merchandise inventories and write-offs of merchandise inventories associated with the Company's cycle count processes are included within retail cost of sales in the condensed consolidated statements of earnings. There were no significant markdown provisions recorded during the three and nine months ended September 30, 2022.

(In Thousands)	September 30, 2022
Merchandise Inventories, gross	$96,486
Reserve for Merchandise Inventories	—
Merchandise Inventories, net	$96,486

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2022	December 31, 2021
Prepaid Expenses	$22,848	$14,651
Insurance Related Assets	29,854	30,757
Company-Owned Life Insurance	12,941	15,808
Assets Held for Sale	670	1,550
Deferred Tax Asset	11,866	7,994
Other Assets[1]	19,332	15,240
	$97,511	$86,000
1 Includes restricted cash of $2.5 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, and certain company-owned vehicles met the held for sale classification criteria as of September 30, 2022 and December 31, 2021. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the condensed consolidated balance sheets. Depreciation is suspended on assets upon classification to held for sale.
Gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 7 to these condensed consolidated financial statements) in the condensed consolidated statements of earnings. Such gains and losses were not significant for the three and nine months ended September 30, 2022 and September 30, 2021.
Management estimated the fair values of real estate properties using the market values for similar properties. Real estate properties represent $0.7 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively. These properties are considered Level 2 assets as defined below. The carrying amount of all assets held for sale as of September 30, 2022 and December 31, 2021 is $0.7 million and $1.6 million, respectively.
Sale-Leaseback Transactions
During the nine months ended September 30, 2022, the Company entered into four sale and leaseback transactions related to seven Company-owned Aaron's store properties for a total sales price of $12.9 million. Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows. The Company recognized gains of $2.8 million and $8.5 million associated with these transactions during the three and nine months ended September 30, 2022, respectively, which were classified within other operating expenses, net in the condensed consolidated statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2022	December 31, 2021
Accounts Payable	$91,312	$83,118
Estimated Claims Liability Costs	61,591	57,381
Accrued Salaries and Benefits	32,171	57,837
Accrued Real Estate and Sales Taxes	27,098	22,754
Other Accrued Expenses and Liabilities	35,429	23,580
	$247,601	$244,670
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
Segment Reporting
As of September 30, 2022, the Company has two operating and reportable segments: Aaron's Business and BrandsMart. During the three and nine months ended September 30, 2022, the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business segment is comprised of the Pre-Spin Aaron's Business, which provides consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the Aaron's.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers lease-to-own solutions to BrandsMart U.S.A. customers, and Woodhaven, which manufactures and supplies a significant portion of the upholstered furniture and bedding leased and sold in Company-operated and franchised Aaron's stores.
The BrandsMart segment is comprised of the operations of BrandsMart U.S.A. (excluding BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. The acquisition of BrandsMart U.S.A. in the second quarter of the current year resulted in the recognition of approximately $51.7 million of goodwill, inclusive of measurement period adjustments further described in Note 2 to these condensed consolidated financial statements. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Aaron's Business	BrandsMart	Total
Balance at December 31, 2021	$13,134	$—	$13,134
Acquisitions	—	62,268	62,268
Currency Translation Adjustments	(94)	—	(94)
Acquisition Accounting Adjustments	(107)	(10,585)	(10,692)
Impairment Loss	(12,933)	—	(12,933)
Balance at September 30, 2022	$—	$51,683	$51,683
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an interim impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business and BrandsMart reporting units during the three months ended September 30, 2022. Factors that led to this conclusion include: (i) the continued decline in the Company's stock price and market capitalization during the third quarter of 2022; and (ii) uncertainty with regard to the short-term and long-term impacts that adverse macroeconomic conditions, including inflation and rising interest rates, may have on the financial health of our Aaron's Business customers and franchisees.
During the three months ended September 30, 2022, the Company determined that the Aaron's Business goodwill was fully impaired and recorded a goodwill impairment loss of $12.9 million during the three months ended September 30, 2022. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment tests for the Aaron's Business and BrandsMart reporting units. This entailed an assessment of the Aaron's Business and BrandsMart reporting units' fair values relative to their respective carrying values that was derived using a combination of both income and market approaches and by performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital.
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
The short-term and long-term revenue growth rates, operating margins, capital requirements and weighted-average cost of capital are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. The Company performed sensitivity analyses for the Aaron's Business reporting unit assessment including considering reasonably possible alternative assumptions for long-term growth or decline rates and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill.
The Company concluded that given the recency of the purchase transaction, the provisional nature of the goodwill balance and carrying value as our acquisition accounting is preliminary and subject to adjustment during the measurement period, and the results of our current quarter impairment evaluation, the BrandsMart reporting unit goodwill is not impaired as of September 30, 2022. The Company may be required to recognize material impairments to the BrandsMart goodwill balance in the future if: (i) the Company fails to successfully execute on one or more elements of the BrandsMart strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the BrandsMart carrying value increases without an associated increase in the fair value; and/or (iv) BrandsMart is materially impacted by further deterioration of macroeconomic conditions, including inflation and rising interest rates.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition-Related Costs
Acquisition-related costs of $1.7 million and $13.2 million were incurred during the three and nine months ended September 30, 2022 and primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A completed April 1, 2022.
Related Party Transactions
Effective as of the BrandsMart U.S.A. acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A., including Michael Perlman, who is currently an employee of the Company. The agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The Company has recorded these leases within operating lease right-of-use assets and operating lease liabilities in the Company's condensed consolidated balance sheets. The six operating leases have aggregate annual rental payments of approximately $10.0 million and are considered to be above market. The value of the off-market element of the lease agreements has been included as a component of the consideration transferred to the sellers of BrandsMart U.S.A. and has been recognized as a reduction to the operating lease right-of-use-asset. The total amounts paid to the sellers of BrandsMart U.S.A. during the three and nine months ended September 30, 2022 related to real estate activities, including rental payments, maintenance and taxes, were approximately $3.2 million and $6.5 million, respectively.
As of September 30, 2022, the Company has an asset of $1.6 million included within prepaid expenses and other current assets in the condensed consolidated balance sheets related to an estimate of the finalized working capital settlement due from the sellers of BrandsMart U.S.A.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$724,384	$98,546	$(739)	$718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,584)	—	(3,584)
Stock-Based Compensation	—	—	—	—	3,611	—	—	3,611
Issuance of Shares under Equity Plans	(163)	(3,541)	410	205	(153)	—	—	(3,489)
Acquisition of Treasury Stock	(262)	(5,720)	—	—	—	—	—	(5,720)
Net Earnings	—	—	—	—	—	21,532	—	21,532
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	154	154
Foreign Currency Translation Adjustment	—	—	—	—	—	—	238	238
Balance, March 31, 2022	(5,005)	$(131,065)	35,969	$17,984	$727,842	$116,494	$(347)	$730,908
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,541)	—	(3,541)
Stock-Based Compensation	—	—	—	—	3,224	—	—	3,224
Issuance of Shares under Equity Plans	—	—	68	35	825	—	—	860
Acquisition of Treasury Stock	(255)	(5,335)	—	—	—	—	—	(5,335)
Net Loss	—	—	—	—	—	(5,342)	—	(5,342)
Unrealized gain on fuel hedge	—	—	—	—	—	—	85	85
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(346)	(346)
Balance, June 30, 2022	(5,260)	$(136,400)	36,037	$18,019	$731,891	$107,611	$(608)	$720,513
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,471)	—	(3,471)
Stock-Based Compensation	—	—	—	—	3,163	—	—	3,163
Issuance of Shares under Equity Plans	(1)	(22)	5	2	(3)	—	—	(23)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(15,616)	—	(15,616)
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	(235)	(235)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(611)	(611)
Balance, September 30, 2022	(5,261)	$(136,422)	36,042	$18,021	$735,051	$88,524	$(1,454)	$703,720

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2020	(895)	$(15,977)	35,100	$17,550	$708,668	$1,881	$(797)	$711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,472)	—	(3,472)
Stock-Based Compensation	—	—	—	—	3,551	—	—	3,551
Issuance of Shares Under Equity Plans	(114)	(2,729)	331	165	378	—	—	(2,186)
Acquisition of Treasury Stock	(252)	(6,280)	—	—	—	—	—	(6,280)
Net Earnings	—	—	—	—	—	36,323	—	36,323
Foreign Currency Translation Adjustment	—	—	—	—	—	—	127	127
Balance, March 31, 2021	(1,261)	$(24,986)	35,431	$17,715	$712,597	$34,732	$(670)	$739,388
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,387)	—	(3,387)
Stock-Based Compensation	—	—	—	—	1,714	—	—	1,714
Issuance of Shares Under Equity Plans	—	—	90	45	1,202	—	—	1,247
Acquisition of Treasury Stock	(1,166)	(38,642)	—	—	—	—	—	(38,642)
Net Earnings	—	—	—	—	—	32,975		32,975
Foreign Currency Translation Adjustment	—	—	—	—	—	—	220	220
Balance, June 30, 2021	(2,427)	$(63,628)	35,521	$17,760	$715,513	$64,320	$(450)	$733,515
Cash Dividends, $0.10 per share	—	—	—	—	—	(3,247)	—	(3,247)
Stock-Based Compensation	—	—	—	—	2,757	—	—	2,757
Reclassification of liability awards to equity awards	—	—	—	—	1,841	—	—	1,841
Issuance of Shares Under Equity Plans	—	—	6	3	83	—	—	86
Acquisition of Treasury Stock	(1,333)	(37,516)	—	—	—	—	—	(37,516)
Net Earnings	—	—	—	—	—	24,348	—	24,348
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(254)	(254)
Balance, September 30, 2021	(3,760)	$(101,144)	35,527	$17,763	$720,194	$85,421	$(704)	$721,530
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for participants that are part of the plan and is valued at the quoted market prices of the participants' investment election, at fair value on a recurring basis. The Company measures assets held for sale at fair value on a nonrecurring basis and records impairment charges when they are deemed to be impaired. Additionally, as discussed above, the Company performed an interim goodwill impairment analysis for the Aaron's Business and BrandsMart reporting units as of August 31, 2022, which required multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows.
The fair values of the Company's other current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of September 30, 2022 and December 31, 2021 were subject to a variable interest rate. Therefore, the fair value of these borrowings also approximates its carrying value. These assets and liabilities are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant, and equipment, in connection with periodic evaluations for potential impairment.
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
Management believes that the BrandsMart U.S.A. acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron's customers, as well as generating procurement savings and other cost synergies.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The BrandsMart U.S.A. acquisition has been accounted for as a business combination, and the BrandsMart results of operations are included in the Company's results of operations from the April 1, 2022 acquisition date. BrandsMart contributed revenues of $364.8 million and net losses of $13.0 million from April 1, 2022 through the period end date, September 30, 2022. BrandsMart net losses include a one-time, non-cash charge for a fair value adjustment of $23.1 million made to the acquired merchandise inventories, which was included within "Retail Cost of Sales" in the condensed consolidated statements of earnings.
Preliminary Acquisition Accounting
The consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed in the BrandsMart U.S.A. acquisition as of the April 1, 2022 acquisition date are as follows:

(In Thousands)	Preliminary Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Preliminary Amounts Recognized as of Acquisition Date (As Adjusted)
Cash Consideration to BrandsMart U.S.A.	$230,000	$—	$230,000
Acquired Cash	15,952	—	15,952
Estimated Excess Working Capital, net of Cash	32,689	2,500	35,189
Non-Cash Off-Market Lease Agreement[3]	6,823	—	6,823
Aggregate Consideration Transferred	285,464	2,500	287,964
Total Purchase Consideration, Net of Cash Acquired	269,512	2,500	272,012
Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Accounts Receivable	12,423	—	12,423
Merchandise Inventories	126,798	(798)	126,000
Property, Plant and Equipment	22,106	—	22,106
Operating Lease Right-of-Use Assets	159,542	—	159,542
Other Intangibles[4]	108,950	14,000	122,950
Prepaid Expenses and Other Assets[5]	6,406	—	6,406
Total Identifiable Assets Acquired	436,225	13,202	449,427
Accounts Payable and Accrued Expenses	29,610	117	29,727
Customer Deposits and Advance Payments	25,064	—	25,064
Operating Lease Liabilities	158,767	—	158,767
Debt	15,540	—	15,540
Total Liabilities Assumed	228,981	117	229,098
Net Assets Acquired	207,244	13,085	220,329
Goodwill[6]	62,268	(10,585)	51,683
Total Estimated Fair Value of Net Assets Acquired	$269,512	$2,500	$272,012
1As previously reported in the notes to condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.
2The measurement period adjustments primarily relate to further refinement of an appropriate discount rate used to value the intangible assets as of the acquisition date, adjustments to the working capital settlement agreement, and opening balance adjustments to merchandise inventories.
3Effective as of the acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A. The agreement includes initial terms of ten years, with options to renew each location for up to 20 years thereafter. The annual rent is considered to be above market. The value of the off-market element of the lease agreements has been included in consideration transferred and as a reduction to the operating lease right-of-use-asset.
4Identifiable intangible assets are further disaggregated in the table set forth below.
5Includes restricted cash of $2.5 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6The total goodwill recognized in conjunction with the BrandsMart U.S.A. acquisition, all of which is expected to be deductible for tax purposes, has been assigned to the BrandsMart operating segment and reporting unit. The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, primarily due to synergies created from the expected future benefits to the Company. Goodwill also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.
The fair value estimations are still preliminary as they could be subject to change as the Company finalizes all assessments over the assets and liabilities that were acquired as part of the BrandsMart U.S.A. acquisition.
The preliminary estimated values of intangible assets attributable to the BrandsMart U.S.A. acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Trade Names	$108,000	20.0
Non-Compete Agreements	250	3.0
Customer List	14,700	4.0
Total Acquired Intangible Assets	$122,950
Within the three and nine months ended September 30, 2022, the Company incurred $1.7 million and $13.2 million of transaction costs in connection with the acquisition of BrandsMart U.S.A. These costs were included within "Acquisition-Related Costs" in the condensed consolidated statements of earnings. Acquisition-Related Costs that will affect the Company's income statement beyond twelve months after the acquisition date are not expected to be material.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of BrandsMart U.S.A. had occurred on January 1, 2021, compared to actual, historical results.

	Three Months Ended September 30,
(Unaudited)	2022		2021
(In Thousands)	As Reported	Pro Forma Combined Results	As Reported	Pro Forma Combined Results
Revenues	$593,384	$593,384	$452,153	$637,508
(Loss) Earnings Before Income Taxes	(20,553)	(18,785)	32,808	39,374
Net (Loss) Earnings	(15,616)	(14,294)	24,348	29,260

	Nine Months Ended September 30,
(Unaudited)	2022		2021
(In Thousands)	As Reported	Pro Forma Combined Results	As Reported	Pro Forma Combined Results
Revenues	$1,659,850	$1,832,621	$1,400,702	$1,951,321
(Loss) Earnings Before Income Taxes	(5,122)	30,709	125,801	109,384
Net Earnings	574	30,230	93,646	81,366
The unaudited pro forma combined financial information does not reflect the costs of any integration activities or dis-synergies, or benefits that may result from future costs savings due to revenue synergies, procurement savings or operational efficiencies expected to result from the BrandsMart U.S.A. acquisition. Accordingly, the unaudited pro forma financial information above is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the BrandsMart U.S.A. acquisition been completed as of the dates presented, and should not be construed as representative of the future consolidated results of operations or financial condition of the combined entity.
The unaudited pro forma combined financial information for the three and nine months ended September 30, 2022 and September 30, 2021 includes adjustments to, among other things, record depreciation expense, amortization expense and income taxes based upon the fair value allocation of the purchase price to BrandsMart U.S.A.'s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense on the additional debt incurred by the Company to fund the acquisition and personnel costs incurred related to the acquisition are also included in the unaudited pro forma combined information as if the BrandsMart U.S.A. acquisition had occurred on January 1, 2021 for the pro forma three and nine months ended September 30, 2022 and 2021. Acquisition-related costs of $13.2 million and a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.1 million were recognized during the nine months ended September 30, 2022. These costs are excluded from the unaudited pro forma net earnings for the three and nine months ended September 30, 2022 and are instead reflected in the unaudited pro forma net earnings for the nine months ended September 30, 2021 as though they were incurred on January 1, 2021.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(8,157)	$—	$—	$(10,930)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$670	$—	$—	$1,550	$—
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	September 30, 2022	December 31, 2021
Revolving Facility	$85,000	$—
Term Loan, Due in Installments through April 2027[1]	174,213	—
Total Outstanding Borrowings under the Credit Facility	259,213	—
Total Outstanding on Swing Line Loans[2]	—	10,000
Inventory Loan Payable	14,748	—
Total Debt	273,961	10,000
Less: Current Maturities	19,123	10,000
Long-Term Debt	$254,838	$—
1 Includes unamortized debt issuance costs of $0.8 million. The Company has included $3.1 million and $1.7 million of debt issuance costs as of September 30, 2022 and December 31, 2021, respectively, related to the new and previous revolving credit facility, within prepaid expenses and other assets in the condensed consolidated balance sheets.
2 The amount outstanding on the Swing Line Loans as of December 31, 2021 is related to the Previous Credit Facility, as further described below.
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
On April 1, 2022, the Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. As of September 30, 2022, $175.0 million and $85.0 million remained outstanding under the Term Loan and Revolving Facility, respectively.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all of these covenants at September 30, 2022.
Inventory Financing Agreement
BrandsMart U.S.A. maintains an inventory financing agreement with a lender that provides financing up to $65.0 million to purchase merchandise inventories from certain vendors as defined in the agreement. Amounts borrowed by BrandsMart U.S.A. under the inventory loan are to be repaid based on the payment terms (pay-as-sold or scheduled payment program) as defined in the agreement, with all borrowings due within 50 days. The inventory loan is collateralized by all personal property of the BrandsMart segment, including merchandise inventories, equipment and other goods. Interest is due monthly on the outstanding principal based on the higher of prime-rate, 1 month LIBOR or 3-month LIBOR, commencing typically and only after 30 days of the borrowing or the free floor period as defined in the agreement. The inventory financing agreement is terminable with 30 days prior written notice from one party to the other. The inventory loan contains certain affirmative and negative covenants, which, among other things, restricts encumbrances of certain BrandsMart segment assets and obtaining additional debt. As of September 30, 2022, $14.7 million was outstanding on the inventory loan, and the Company was in compliance with all terms of the agreement.
NOTE 5. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Lease Revenues and Fees	$372,127	$401,383	$1,167,958	$1,240,645
Retail Sales	188,734	12,283	392,189	45,606
Non-Retail Sales	26,542	32,159	81,411	94,563
Franchise Royalties and Fees	5,803	6,147	17,713	19,109
Other	178	181	579	779
Total[1]	$593,384	$452,153	$1,659,850	$1,400,702
1 Includes revenues from Canadian operations of $4.6 million and $14.2 million during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021: $5.5 million and $17.4 million, respectively), which are primarily lease revenues and fees.

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
All of Aaron's customer lease agreements, including BrandsMart Leasing, are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under lease agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the condensed consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three and nine months ended September 30, 2022 and 2021. The Company had $6.9 million and $20.9 million of other revenue during the three and nine months ended September 30, 2022, respectively, (three and nine months ended September 30, 2021: $7.1 million and $20.1 million, respectively) within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above. Lease revenues and fees are recorded within lease revenues and fees in the accompanying condensed consolidated statements of earnings.
Retail Sales
Revenues from the retail sale of merchandise inventories and lease merchandise to individual consumers are recognized at the point of sale and are recorded within retail sales in the accompanying condensed consolidated statements of earnings. Generally, the transfer of control occurs near or at the point of sale for retail sales. For the retail sale of merchandise inventories, an additional protection plan can be purchased by BrandsMart U.S.A. customers that provides extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions. These fixed commissions on the warranty coverages are included within retail sales in the accompanying condensed consolidated statements of earnings on a net basis. All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and nine months ended September 30, 2022 and 2021.
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and nine months ended September 30, 2022 and 2021.
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
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.6 million and $14.1 million during the three and nine months ended September 30, 2022, respectively (three and nine months ended September 30, 2021: $4.8 million and $15.0 million, respectively), is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of earnings.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its Aaron's franchisees under a franchise loan program (the "Franchise Loan Facility") as described in further detail in Note 4 to these condensed consolidated financial statements. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company entered into a new Franchise Loan Facility agreement on April 1, 2022, which reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. At September 30, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $6.5 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 4 to these condensed consolidated financial statements. At September 30, 2022, the Company was in compliance with all covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.8 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively. The balances at September 30, 2022 and December 31, 2021 included qualitative consideration of potential losses associated with uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic.
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
The Company had accrued $1.9 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.
At September 30, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.

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
NOTE 7. RESTRUCTURING
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to strengthen operational efficiencies and optimize the Company’s overall costs. This initiative includes the closure and consolidation of underperforming stores, professional advisory fees, the centralization and optimization of store support center functions, and the optimization of our manufacturing and distribution center operations. Management believes that such actions will realign the Company’s operational focus and allow us to optimally allocate capital resources to better support its long-term strategic goals. The program resulted in the closure or consolidation of 22 Company-operated Aaron's stores during the three months ended September 30, 2022.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program of $6.0 million were recorded for the three months ended September 30, 2022. Restructuring expenses were recorded within the Unallocated Corporate category of segment reporting and were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges and professional advisory fees.
As management continues to execute on its long-term plan, additional restructuring charges are expected to result from our Operational Efficiency and Optimization Restructuring Program, primarily related to professional advisory fees, operating lease right-of-use asset and fixed asset impairments due to further rationalization of our store portfolio, costs optimization initiatives at our manufacturing and distribution center operations, and other cost cutting initiatives at the Company's store support center operations. However, the extent of future restructuring charges is not estimable at this time. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing Aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 201 Company-operated Aaron's stores during 2020, 2021 and the first nine months of 2022. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of September 30, 2022, we have identified approximately 45 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during the remainder of 2022 and the first half of 2023.
Total net restructuring expenses under the real estate repositioning and optimization restructuring program of $8.9 million and $17.9 million were recorded for the three and nine months ended September 30, 2022, respectively. Restructuring expenses were recorded within the Unallocated Corporate category of segment reporting and were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure, as well as an administrative building in Kennesaw, Georgia, continuing variable occupancy costs incurred related to closed stores and severance charges related to reductions in store support center headcount.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $58.5 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
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
The following table summarizes restructuring charges for the three and nine months ended September 30, 2022 and 2021, respectively, under the Company's restructuring programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Right-of-Use Asset Impairment	$6,354	$871	$10,690	$3,143
Operating Lease Charges	1,583	1,495	3,947	4,246
Fixed Asset Impairment	3,554	212	5,005	628
Severance	1,491	11	1,929	161
Professional Advisory Fees	1,700	—	1,700	—
Other Expenses	248	310	576	(44)
Total Restructuring Expenses, Net	$14,930	$2,899	$23,847	$8,134
The following table summarizes the activity for the nine months ended September 30, 2022 and the corresponding accrual balance as of September 30, 2022 for the restructuring programs:

(In Thousands)	Severance
Balance at January 1, 2022	$—
Restructuring Severance Charges	1,929
Payments	(1,929)
Balance at September 30, 2022	$—
NOTE 8. SEGMENTS
Segment Reporting
For all periods prior to April 1, 2022, the Company only had one operating and reportable segment. Effective as of April 1, 2022 and in connection with acquisition of BrandsMart U.S.A., the Company updated its reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes two operating and reportable segments: Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business includes the operations of the Pre-Spin Aaron's business, which provides consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the Aarons.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers a lease-to-own solution to customers of BrandsMart U.S.A., and Woodhaven, which manufactures and supplies a significant portion of the upholstered furniture and bedding leased and sold in Company-operated and franchised Aaron's stores.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The BrandsMart segment includes the operations of BrandsMart U.S.A.(other than BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company's financial results for the three and nine months ended September 30, 2022 include the results of BrandsMart subsequent to the April 1, 2022 acquisition date.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates segment performance based primarily on revenues and earnings (loss) from operations before unallocated corporate costs, which are evaluated on a consolidated basis and not allocated to the Company's business segments. Intersegment sales between BrandsMart and the Aaron's Business pertaining to BrandsMart Leasing, are recognized at retail price. Since the intersegment profit affects cost of goods sold, depreciation and inventory valuation, they are adjusted when intersegment profit is eliminated in consolidation. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP.
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
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

	Three Months Ended September 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$372,127	$—	$—	$372,127
Retail Sales	8,264	183,341	(2,871)	188,734
Non-Retail Sales	26,542	—	—	26,542
Franchise Royalties and Fees	5,803	—	—	5,803
Other	178	—	—	178
Total Revenues	$412,914	$183,341	$(2,871)	$593,384

	Three Months Ended September 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$257,066	$41,040	$—	$(359)	$297,747
Earnings (Loss) Before Income Taxes	23,493	2,955	(46,664)	(337)	(20,553)
Depreciation and Amortization[2]	18,963	3,607	247	—	22,817
Capital Expenditures	22,681	1,559	1,768	—	26,008
1 The loss before income taxes for the Unallocated Corporate category during the three months ended September 30, 2022 was impacted by a goodwill impairment charge of $12.9 million to fully write-off the goodwill balance of the Aaron's Business reporting unit, restructuring charges of $14.9 million, BrandsMart U.S.A. acquisition-related costs of $1.7 million and separation-related costs of $0.2 million.
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$401,383	$—	$—	$401,383
Retail Sales	12,283	—	—	12,283
Non-Retail Sales	32,159	—	—	32,159
Franchise Royalties and Fees	6,147	—	—	6,147
Other	181	—	—	181
Total	$452,153	$—	$—	$452,153

	Three Months Ended September 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$284,642	$—	$—	$—	$284,642
Earnings (Loss) Before Income Taxes	50,006	—	(17,198)	—	32,808
Depreciation and Amortization[1]	16,784	—	398	—	17,182
Capital Expenditures	19,333	—	2,297	—	21,630
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 The loss before income taxes for the Unallocated Corporate category during the three months ended September 30, 2021 was impacted by restructuring charges of $2.9 million and separation-related costs of $0.4 million.

	Nine Months Ended September 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,167,958	$—	$—	$1,167,958
Retail Sales	31,580	364,783	(4,174)	392,189
Non-Retail Sales	81,411	—	—	81,411
Franchise Royalties and Fees	17,713	—	—	17,713
Other	579	—	—	579
Total	$1,299,241	$364,783	$(4,174)	$1,659,850

	Nine Months Ended September 30, 2022
(In Thousands)	Aaron's Business	BrandsMart[1]	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$812,624	$63,915	$—	$(698)	$875,841
Earnings (Loss) Before Income Taxes	105,174	(12,964)	(96,656)	(676)	(5,122)
Depreciation and Amortization[3]	55,228	6,975	1,008	—	63,211
Capital Expenditures	75,916	2,218	5,561	—	83,695
1 The loss before income taxes for the BrandsMart segment during the nine months ended September 30, 2022 was impacted by a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.1 million.
2 The loss before income taxes for the Unallocated Corporate category during the nine months ended September 30, 2022 was impacted by restructuring charges of $23.8 million, BrandsMart U.S.A. acquisition-related costs of $13.2 million, a goodwill impairment charge of $12.9 million to fully write-off the goodwill balance of the Aaron's Business reporting unit and separation-related costs of $1.0 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Nine Months Ended September 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,240,645	$—	$—	$1,240,645
Retail Sales	45,606	—	—	45,606
Non-Retail Sales	94,563	—	—	94,563
Franchise Royalties and Fees	19,109	—	—	19,109
Other	779	—	—	779
Total	$1,400,702	$—	$—	$1,400,702

	Nine Months Ended September 30, 2021
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$882,390	$—	$—	$—	$882,390
Earnings (Loss) Before Income Taxes	182,924	—	(57,123)	—	125,801
Depreciation and Amortization[1]	50,283	—	1,446	—	51,729
Capital Expenditures	61,832	—	5,624	—	67,456
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 The loss before income taxes for the Unallocated Corporate category during the nine months ended September 30, 2021 was impacted by restructuring charges of $8.1 million and separation-related costs of $6.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include factors such as (i) factors impacting consumer spending, including the current inflationary environment, general macroeconomic conditions and rising interest rates; (ii) any ongoing impact of the COVID-19 pandemic due to new variants or efficacy and rate of vaccinations, as well as related measures taken by governmental or regulatory authorities to combat the pandemic; (iii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as defined below) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iv) the failure of that separation to qualify for the expected tax treatment; (v) the risk that the Company may fail to realize the benefits expected from the acquisition of BrandsMart U.S.A., including projected synergies; (vi) risks related to the disruption of management time from ongoing business operations due to the BrandsMart U.S.A. acquisition: (vii) failure to promptly and effectively integrate the BrandsMart U.S.A. acquisition; (viii) the effect of the BrandsMart U.S.A. acquisition on our ongoing results and businesses and on the ability of Aaron's and BrandsMart to retain and hire key personnel or maintain relationships with suppliers; (ix) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (x) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (xi) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (xii) risks associated with the challenges faced by our business, including the commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xiii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xiv) financial challenges faced by our franchisees; (xv) increases in lease merchandise write-offs and the potential limited duration and impact of stimulus and other government payments made by the federal and state governments to counteract the economic impact of the COVID-19 pandemic; (xvi) the availability and prices of supply chain resources, including products and transportation; (xvii) business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine; and (xviii) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2021 Annual Report.
Description of Spin-off Transaction
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Pre-Spin Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Pre-Spin Aaron's Business was effected through a distribution (the "separation," the "separation and distribution," or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation (the "Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly-owned subsidiary of the Company.
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
As of September 30, 2022, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) its e-commerce platform ("Aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
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
Woodhaven manufactures and supplies a significant portion of the upholstered furniture and bedding leased and sold in Company-operated and franchised Aaron's stores.
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
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Consideration transferred also included the off-market value associated with certain operating leases entered into in conjunction with the transaction. Refer to Note 2 to these condensed consolidated financial statements for additional information regarding the BrandsMart U.S.A. acquisition. The Company's financial results for the three and nine months ended September 30, 2022 include the results of BrandsMart U.S.A. subsequent to the April 1, 2022 acquisition date.
Management believes that the BrandsMart U.S.A. acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease-to-own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron's customers, as well as generating procurement savings and other cost synergies.

Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization program to optimize our Company-operated Aaron's store portfolio via our GenNext store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. Since initiation, the program has resulted in the closure, consolidation, or relocation of 201 Company-operated Aaron's stores during 2020, 2021 and the first nine months of 2022. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During the third quarter of 2022, the Company opened 24 new GenNext locations. Combined with the 171 locations open at the beginning of the quarter, total GenNext stores contributed 22.3% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the three months ended September 30, 2022. As of September 30, 2022, we have identified approximately 45 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, nearly all of which are expected to close during the remainder of 2022 and the first half of 2023. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
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
To the extent that management executes on its long-term strategic plan, additional restructuring charges will likely result from our real estate repositioning and optimization initiatives, primarily related to operating lease right-of-use asset and fixed asset impairments. However, the extent of future restructuring charges is not estimable at this time, as specific Aaron's store locations to be closed and/or consolidated, beyond the stores noted above, have not yet been identified by management.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to strengthen operational efficiencies and optimize the Company’s overall costs. This initiative includes the closure and consolidation of underperforming stores, professional advisory fees, the centralization and optimization of store support center functions, and the optimization of our manufacturing and distribution center operations. Management believes that such actions will realign the Company’s operational focus and allow us to optimally allocate capital resources to better support its long-term strategic goals. The program resulted in the closure or consolidation of 22 Company-operated Aaron's stores during the three months ended September 30, 2022.
As management continues to execute on its long-term plan, additional restructuring charges are expected to result from our Operational Efficiency and Optimization Restructuring Program, primarily related to professional advisory fees, operating lease right-of-use asset and fixed asset impairments due to further rationalization of our store portfolio, costs optimization initiatives at our manufacturing and distribution center operations, and other cost cutting initiatives at the Company's store support center operations. However, the extent of future restructuring charges is not estimable at this time. Additionally, we expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
COVID-19 Pandemic
Our business has been, and may in the future be, impacted by COVID-19 or any related pandemic or health crisis. While our store showrooms remain open following temporary closures of our showrooms in March 2020, there can be no assurance that those showrooms will not be closed in future months, or have their operations limited.
As a result, COVID-19 could impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of any continuing impact of the pandemic, which may be affected by the impact of federal vaccination mandates on our workforce and the successful distribution and efficacy of COVID-19 vaccines to our customers and team members, as well as any new variants of the virus, localized outbreaks or additional waves of COVID-19 cases, among other factors; (b) the impact of any such outbreaks on our customers, suppliers, and team members; (c) the nature of any government orders issued in response to such outbreaks, including whether we would be deemed essential, and thus, exempt from all or some portion of such orders; (d) the extent of the impact of additional government stimulus and/or enhanced unemployment benefits to our customers in response to the negative economic impacts of the COVID-19 pandemic, as well as the nature, timing and amount of any such stimulus payments or benefits; and (e) supply chain disruptions in the markets in which we operate.
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
The Company utilized tax relief options available to the Company under the CARES Act. As of September 30, 2022, the Company has a remaining liability of $10.6 million related to 2020 payroll taxes eligible for deferral through December 31, 2022.
Segment Performance
As discussed above, the Company conducts its operations through two primary operating business segments: the Aaron’s Business and BrandsMart. Effective April 1, 2022, the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs including equity-based compensation, interest income and expense, information security, executive compensation, legal and compliance, corporate governance, accounting and finance, human resources and other corporate functions. The Unallocated Corporate category also includes acquisition-related costs, restructuring charges, goodwill impairment charges at the Aaron's Business recognized during the three months ended September 30, 2022, and separation costs for which the individual operating segments are not being evaluated.
The Company evaluates segment performance based primarily on revenues and earnings (loss) from operations before unallocated corporate costs, which are evaluated on a consolidated basis and not allocated to the Company's business segments. Intersegment sales between BrandsMart and the Aaron's Business pertaining to BrandsMart Leasing, are completed at retail price. Since the intersegment profit affects cost of goods sold, depreciation and inventory valuation, they are adjusted when intersegment profit is eliminated in consolidation.
The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments. The discussion of the results of operations for segment performance measures within the "Segment Performance" sections throughout this Management's Discussion and Analysis do not include unallocated corporate expenses.
Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including inflation, rising interest rates, the slowing of consumer demand, labor shortages, the COVID-19 pandemic, and business disruptions due to the ongoing conflict between Russia and Ukraine, on all aspects of our business. We anticipate that demanding market conditions will continue throughout the remainder of 2022 and beyond, including elevated levels of inflation. We anticipate that these headwinds will be partially mitigated by our cost cutting and real estate repositioning and optimization strategies further described above.
The following summarizes significant financial highlights from the three months ended September 30, 2022:
•Consolidated revenues were $593.4 million in the third quarter of 2022 an increase of 31.2% compared to the third quarter of 2021, primarily due to the inclusion of BrandsMart in the Company's consolidated results since the April 1, 2022 acquisition date.
•Same store revenues at the Aaron's Business declined 7.7% in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by a lower average same store lease portfolio size during the quarter, lower lease renewal rate, lower exercise of early purchase options, and lower retail sales.
•The same store lease portfolio size ended the second quarter of 2022 at $106.4 million, down 1.2% compared to the end of the second quarter of 2021, and ended the third quarter of 2022 at $102.9 million, down 3.7% compared to the third quarter of 2021.
•E-commerce revenues increased 11.1% compared to the prior year quarter and were 16.0% and 14.2% of total lease revenues and fees during the three months ended September 30, 2022 and 2021, respectively.

•During the third quarter of 2022, the Company opened 24 new GenNext locations. Combined with the 171 GenNext locations open at the beginning of the quarter, total GenNext stores contributed 22.3% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended September 30, 2022.
•The loss before income taxes was $20.6 million for the third quarter of 2022 and was negatively impacted by restructuring charges of $14.9 million, goodwill impairment charges of $12.9 million recognized for the Aaron's Business reporting unit, acquisition-related intangible amortization expense of $2.9 million, BrandsMart U.S.A. acquisition-related costs of $1.7 million, and separation-related costs of $0.2 million.
•Earnings before income taxes were $32.8 million for the third quarter of 2021 and were negatively impacted by restructuring charges of $2.9 million, acquisition-related intangible amortization expense of $1.0 million and separation-related costs of $0.4 million.
•Diluted losses per share for the third quarter of 2022 were $0.51 compared with diluted earnings per share of $0.73 in the prior year period.
•The Company repurchased 516,140 shares of common stock for $11.1 million during the nine months ended September 30, 2022. The total shares outstanding as of September 30, 2022 were 30,780,478, compared to 31,765,870 as of September 30, 2021. Since September 30, 2021, we repurchased 1.3 million shares, which represents 4.2% of September 30, 2021 stock outstanding.
Key Metrics
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month as a result primarily of customer agreements that reach full ownership, customer early purchase option exercises, and lease merchandise returns and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the third quarter of 2022 with a lease portfolio size for all Company-operated Aaron's stores of $125.8 million, a decrease of 4.8% compared to the lease portfolio size as of September 30, 2021.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the recurring lease revenues related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the third quarter of 2022 was 86.3%, compared to 89.7% in the third quarter of 2021.

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
For the three months ended September 30, 2022, we calculated this amount by comparing revenues for the three months ended September 30, 2022 to revenues for the comparable period in 2021 for all Company-operated Aaron's stores open for the entire 15-month period ended September 30, 2022, excluding stores that received lease agreements from other acquired, closed or merged stores. For the nine months ended September 30, 2022, we calculated this amount by comparing revenues for the nine months ended September 30, 2022 to revenues for the nine months ended September 30, 2021 for all Company-operated Aaron's stores open for the entire 24-month period ended September 30, 2022, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues decreased 7.7% and 5.9% during the three and nine months ended September 30, 2022 compared to the prior year comparable period.
BrandsMart. Key metrics for BrandsMart will be included when prior year comparable periods are included in the financial results.
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
Discussion regarding seasonality trends for BrandsMart will be included when prior year comparable periods are included in the financial results.
Key Components of (Loss) Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. The financial statements for the three and nine months ended September 30, 2022 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
For the three and nine months ended September 30, 2022 and the comparable prior year periods, some of the key revenue, cost and expense items that affected (loss) earnings before income taxes were as follows:
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
Impairment of Goodwill. Impairment of goodwill is the full write-off of the goodwill balance at the Aaron's Business reporting unit. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and the resulting impairment charge. This impairment charge was recorded within the Unallocated Corporate category of segment reporting.
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
Interest Expense. Interest expense for the nine months ended September 30, 2022 consists primarily of interest on the Company's variable rate borrowings, commitment fees on unused balances of the Credit Facility (as defined below), as well as the amortization of debt issuance costs. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Consolidated Results of Operations – Three months ended September 30, 2022 and 2021
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$372,127	$401,383	$(29,256)	(7.3)%
Retail Sales	188,734	12,283	176,451	nmf
Non-Retail Sales	26,542	32,159	(5,617)	(17.5)
Franchise Royalties and Other Revenues	5,981	6,328	(347)	(5.5)
	593,384	452,153	141,231	31.2
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	125,711	130,104	(4,393)	(3.4)
Retail Cost of Sales	146,292	8,344	137,948	nmf
Non-Retail Cost of Sales	23,634	29,063	(5,429)	(18.7)
	295,637	167,511	128,126	76.5
GROSS PROFIT	297,747	284,642	13,105	4.6
Gross Profit %	50.2%	63.0%

OPERATING EXPENSES:
Personnel Costs	134,001	122,901	11,100	9.0
Other Operating Expenses, Net	123,040	105,428	17,612	16.7
Provision for Lease Merchandise Write-Offs	28,022	19,799	8,223	41.5
Restructuring Expenses, Net	14,930	2,899	12,031	nmf
Impairment of Goodwill	12,933	—	12,933	nmf
Separation Costs	220	397	(177)	(44.6)
Acquisition-Related Costs	1,659	—	1,659	nmf
	314,805	251,424	63,381	25.2

OPERATING (LOSS) PROFIT	(17,058)	33,218	(50,276)	nmf
Interest Expense	(3,151)	(322)	(2,829)	nmf
Other Non-Operating Expense, Net	(344)	(88)	(256)	nmf

(LOSS) EARNINGS BEFORE INCOME TAXES	(20,553)	32,808	(53,361)	nmf

INCOME TAX (BENEFIT) EXPENSE	(4,937)	8,460	(13,397)	nmf

NET (LOSS) EARNINGS	$(15,616)	$24,348	$(39,964)	nmf
nmf—Calculation is not meaningful

Revenues. Consolidated revenues were $593.4 million during the three months ended September 30, 2022, a $141.2 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in revenues of $183.3 million in the BrandsMart segment during the third quarter of 2022. This increase was partially offset by a $39.2 million decrease in revenues in the Aaron's Business segment during the three months ended September 30, 2022, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $297.7 million during the three months ended September 30, 2022, a $13.1 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in gross profit of $41.0 million in the BrandsMart segment during the third quarter of 2022, partially offset by a $27.6 million decrease in gross profit at the Aaron's Business segment during the three months ended September 30, 2022, as discussed further in the "Segment Performance" section below.

Gross Profit margin declined to 50.2% during the three months ended September 30, 2022 compared to 63.0% for the comparable period in 2021 primarily due to the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues.
Operating Expenses
Personnel Costs. Personnel Costs increased by $11.1 million during the third quarter of 2022 due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $18.9 million during the third quarter of 2022, partially offset by lower performance-based incentive compensation in the Aaron's Business segment and Unallocated Corporate category.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Occupancy Costs	$57,461	$43,607	$13,854	31.8
Shipping and Handling	16,930	13,952	2,978	21.3
Advertising Costs	7,798	11,186	(3,388)	(30.3)
Intangible Amortization	2,957	1,202	1,755	146.0
Professional Services	3,288	3,642	(354)	(9.7)
Bank and Credit Card Related Fees	7,932	5,171	2,761	53.4
Gains on Dispositions of Store-Related Assets, net	(3,438)	(656)	(2,782)	nmf
Other Miscellaneous Expenses, net	30,112	27,324	2,788	10.2
Other Operating Expenses, net	$123,040	$105,428	$17,612	16.7%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net decreased to 20.7% for the third quarter of 2022 from 23.3% in the same period in 2021.
Occupancy costs increased during the three months ended September 30, 2022 primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $10.8 million during the third quarter as well as higher rent, maintenance and utility costs at Aaron's stores, and higher depreciation of property, plant and equipment associated with newer Company-operated Aaron's store locations under our GenNext real estate repositioning and optimization initiatives. These increases were partially offset by lower occupancy costs due to the planned net reduction of 53 Company-operated Aaron's stores during the 15-month period ended September 30, 2022.
Shipping and handling costs increased primarily due to higher fuel and distribution costs driven by inflationary pressures as well as the acquisition of BrandsMart U.S.A., which resulted in additional shipping and handling costs of $0.4 million during the third quarter, partially offset by a 8.6% decrease in product deliveries during the three months ended September 30, 2022 as compared to the same period in 2021.
Advertising costs decreased primarily due to lower advertising spend during the three months ended September 30, 2022 as compared to the same period in 2021.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.
Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $3.0 million in the BrandsMart segment during the three months ended September 30, 2022.
Gains on dispositions of store-related assets, net increased primarily due to a $2.8 million gain related to sale and leaseback transactions of two Company-owned Aaron's store properties during the three months ended September 30, 2022.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increases in this category during the three months ended September 30, 2022 were primarily driven by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $2.5 million, as well as higher software licensing expenses. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.

Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business increased to 7.5% for the three months ended September 30, 2022 compared to 4.9% for the comparable period in 2021. During the third quarter of 2022, inflationary pressures within the broader macroeconomic environment continued to significantly impact the liquidity of our customers, which resulted in lower lease renewal rates, higher write-offs of lease merchandise and an elevated provision for lease merchandise write-offs compared to the third quarter of 2021.
Restructuring Expenses, Net. Restructuring activity for the three months ended September 30, 2022 resulted in expenses of $14.9 million, which were primarily comprised of $9.9 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure as well as an administrative building in Kennesaw, Georgia and $1.6 million of continuing variable occupancy costs incurred related to previously closed stores and $1.5 million of severance charges related to reductions in store support center staff. Restructuring expenses for the three months ended September 30, 2021 were $2.9 million and were primarily comprised of $1.5 million of common area maintenance and other variable charges and taxes incurred related to closed stores and $1.1 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021.
Impairment of Goodwill. During the three months ended September 30, 2022, the Company recorded an impairment charge of $12.9 million to fully write-off the goodwill balance of its Aaron's Business reporting unit. This impairment charge was recorded within the Unallocated Corporate category of segment reporting. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Separation costs. Separation costs for the three months ended September 30, 2022 and 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating (Loss) Profit
Interest Expense. Interest Expense increased to $3.2 million for three months ended September 30, 2022 from $0.3 million for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. Interest expense for the three months ended September 30, 2021 consists primarily of commitment fees on unused balances of the Company's previous revolving credit and term loan facility, as well as the amortization of debt issuance costs.
Other non-operating expense, net. Other non-operating expense, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $0.4 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively. Foreign currency remeasurement net gains and losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended September 30, 2022 or 2021.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $4.9 million during the three months ended September 30, 2022 compared to income tax expense of $8.5 million for the same period in 2021. The net income tax benefit recognized in 2022 was primarily the result of a loss before income taxes of $20.6 million during the three months ended September 30, 2022. The effective tax rate decreased to 24.0% in 2022 from 25.8% in 2021.

Segment Performance – Three months ended September 30, 2022 and 2021
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Lease Revenues and Fees	$372,127	$401,383	$(29,256)	(7.3)%
Retail Sales	8,264	12,283	(4,019)	(32.7)
Non-Retail Sales	26,542	32,159	(5,617)	(17.5)
Franchise Royalties and Fees	5,803	6,147	(344)	(5.6)
Other	178	181	(3)	(1.7)
Total Revenues - Aaron's Business	$412,914	$452,153	$(39,239)	(8.7)%
The decreases in lease revenues and fees and retail sales during the three months ended September 30, 2022 were primarily due to a 7.7% decrease in same store revenues, inclusive of both in-store and e-commerce originated lease revenues and fees and retail sales, which represented $25.8 million of the decrease. The decrease in same store revenues was driven primarily by a lower lease portfolio size during the quarter, lower lease renewal rate, lower exercise of early purchase options, and lower retail sales. The same store lease portfolio size ended the second quarter of 2022 at $106.4 million, down 1.2% compared to the end of the second quarter of 2021, and ended the third quarter of 2022 at $102.9 million, down 3.7% compared to the third quarter of 2021.
E-commerce revenues increased 11.1% compared to the prior year quarter and were 16.0% and 14.2% of total lease revenues and fees during the three months ended September 30, 2022 and 2021, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from Aaron's franchisees than in the third quarter of 2021. Non-retail sales also decreased by $0.8 million due to the reduction of 13 franchised Aaron's stores during the 15-month period ended September 30, 2022.
The decrease in franchise royalties and fees is primarily the result of the reduction of 13 franchised Aaron's stores during the 15-month period ended September 30, 2022.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Gross Profit	$257,066	$284,642	$(27,576)	(9.7)%
Earnings Before Income Taxes	23,493	50,006	(26,513)	(53.0)
As a percentage of total revenues, gross profit for the Aaron's Business declined to 62.3% during the three months ended September 30, 2022 compared to 63.0% for the comparable period in 2021. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $246.2 million and $271.3 million during the three months ended September 30, 2022 and 2021, respectively, which represented a gross profit margin of 66.2% and 67.6% for the respective periods. The decline in gross profit margin is primarily driven by a $13.4 million decrease due to a lower lease renewal rate and a $3.7 million decrease due to lower lease originations, as well as higher inventory purchase costs and higher levels of idle inventory in 2022 as compared to 2021.
Gross profit for retail sales for the Aaron's Business was $2.0 million and $3.9 million during the three months ended September 30, 2022 and 2021, respectively, which represented a gross profit margin of 23.8% and 32.1% for the respective periods. The decline in gross profit margin is primarily due to higher inventory purchase costs in 2022 as compared to 2021.
Gross profit for non-retail sales for the Aaron's Business was $2.9 million and $3.1 million during the three months ended September 30, 2022 and 2021, respectively, which represented a gross profit margin of 11.0% and 9.6% for the respective periods.

Earnings before income taxes for the Aaron's Business segment decreased by $26.5 million during the three months ended September 30, 2022 primarily due to the $27.6 million decrease in gross profit and higher provision for lease merchandise write-offs, partially offset by lower personnel costs at the Aaron's Business.
BrandsMart Segment Results

	Three Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Retail Sales	$183,341	$—	$183,341	nmf
Gross Profit	41,040	—	41,040	nmf
Earnings Before Income Taxes	2,955	—	2,955	nmf
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $183.3 million during the three months ended September 30, 2022.
Gross Profit. Gross profit for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $41.0 million during the three months ended September 30, 2022. As a percentage of revenues, gross profit for the BrandsMart segment was 22.4% during the three months ended September 30, 2022.
Earnings before Income Taxes. Earnings before income taxes for the BrandsMart segment were $3.0 million during the three months ended September 30, 2022.

Consolidated Results of Operations – Nine months ended September 30, 2022 and 2021
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
REVENUES
Lease Revenues and Fees	$1,167,958	$1,240,645	$(72,687)	(5.9)%
Retail Sales	392,189	45,606	346,583	nmf
Non-Retail Sales	81,411	94,563	(13,152)	(13.9)%
Franchise Royalties and Other Revenues	18,292	19,888	(1,596)	(8.0)
	1,659,850	1,400,702	259,148	18.5
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	390,147	403,399	(13,252)	(3.3)
Retail Cost of Sales	320,635	29,750	290,885	nmf
Non-Retail Cost of Sales	73,227	85,163	(11,936)	(14.0)
	784,009	518,312	265,697	51.3
GROSS PROFIT	875,841	882,390	(6,549)	(0.7)
Gross Profit %	52.8%	63.0%

OPERATING EXPENSES
Personnel Costs	385,368	369,190	16,178	4.4
Other Operating Expenses, Net	363,786	327,840	35,946	11.0
Provision for Lease Merchandise Write-Offs	72,092	45,333	26,759	59.0
Restructuring Expenses, Net	23,847	8,134	15,713	nmf
Impairment of Goodwill	12,933	—	12,933	nmf
Separation Costs	990	6,033	(5,043)	(83.6)
Acquisition-Related Costs	13,156	—	13,156	nmf
	872,172	756,530	115,642	15.3
OPERATING PROFIT	3,669	125,860	(122,191)	(97.1)
Interest Expense	(5,964)	(1,117)	(4,847)	nmf
Other Non-Operating (Expense) Income, Net	(2,827)	1,058	(3,885)	nmf

(LOSS) EARNINGS BEFORE INCOME TAXES	(5,122)	125,801	(130,923)	(104.1)

INCOME TAX (BENEFIT) EXPENSE	(5,696)	32,155	(37,851)	(117.7)

NET EARNINGS	$574	$93,646	$(93,072)	(99.4)
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $1.66 billion during the nine months ended September 30, 2022, a $259.1 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which reported revenues of $364.8 million in the BrandsMart segment during the nine months ended September 30, 2022. This increase was partially offset by a $101.5 million decrease in revenues in the Aaron's Business segment during the nine months ended September 30, 2022, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $875.8 million during the nine months ended September 30, 2022, a $6.5 million decrease compared to the prior year period. This decrease was primarily driven by a $69.8 million decrease in gross profit at the Aaron's Business segment, as discussed further in the "Segment Performance" section below, partially offset by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in gross profit of $63.9 million in the BrandsMart segment during the nine months ended September 30, 2022. Gross profit for the BrandsMart segment during the nine months ended September 30, 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories. As a percentage of total revenues, gross profit declined to 52.8% during the nine months ended September 30, 2022 compared to 63.0% for the comparable period in 2021 primarily due to the non-cash charge described above as well as the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues.
Operating Expenses
Personnel Costs. Personnel costs increased by $16.2 million during the nine months ended September 30, 2022 due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $38.1 million in the BrandsMart segment during the third quarter of 2022, partially offset by lower performance-based incentive compensation in the Aaron's Business segment and the Unallocated Corporate category.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Occupancy Costs	$159,946	$129,232	$30,714	23.8
Shipping and Handling	52,900	42,574	10,326	24.3
Advertising Costs	31,143	47,568	(16,425)	(34.5)
Intangible Amortization	6,599	4,485	2,114	47.1
Professional Services	12,132	9,838	2,294	23.3
Bank and Credit Card Related Fees	22,029	15,840	6,189	39.1
Gains on Dispositions of Store-Related Assets, net	(10,605)	(2,774)	(7,831)	nmf
Other Miscellaneous Expenses, net	89,642	81,077	8,565	10.6
Other Operating Expenses, net	$363,786	$327,840	$35,946	11.0%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net decreased to 21.9% for the nine months ended September 30, 2022 from 23.4% in the same period in 2021.
Occupancy costs increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $21.3 million during the nine months ended September 30, 2022 as well as higher rent, maintenance and utility costs at Aaron's stores and higher depreciation of property, plant and equipment associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives. These increases were partially offset by lower occupancy costs due to the planned net reduction of 52 Company-operated Aaron's stores during the 24-month period ended September 30, 2022.
Shipping and handling costs increased during the nine months ended September 30, 2022 primarily due to higher fuel and distribution costs driven by inflationary pressures as well as the acquisition of BrandsMart U.S.A., which resulted in additional shipping and handling costs of $0.6 million during the nine months ended September 30, 2022, partially offset by a 12.2% decrease in product deliveries during the nine months ended September 30, 2022 as compared to the same period in 2021.
Advertising costs decreased primarily due to an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs as well as lower advertising spend during the nine months ended September 30, 2022 as compared to the same period in 2021, partially offset by the acquisition of BrandsMart U.S.A., which resulted in advertising costs of $1.1 million during the nine months ended September 30, 2022.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.

Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $6.0 million in the BrandsMart segment during the nine months ended September 30, 2022.
Gains on dispositions of store-related assets, net increased primarily due to gains of $8.5 million recognized during the nine months ended September 30, 2022 related to sale and leaseback transactions for seven Company-owned Aaron's store properties.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increases in this category during the nine months ended September 30, 2022 were primarily driven by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $4.7 million as well as higher software licensing expenses and higher travel expenses. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business increased to 6.2% for the nine months ended September 30, 2022 compared to 3.7% for the comparable period in 2021. During the nine months ended September 30, 2022, inflationary pressures within the broader macroeconomic environment continued to significantly impact the liquidity of our customers, which resulted in an elevated provision for lease merchandise write-offs compared to the nine months ended September 30, 2021.
Restructuring Expenses, Net. Restructuring activity for the nine months ended September 30, 2022 resulted in expenses of $23.8 million, which were primarily comprised of $15.7 million of operating lease right-of-use asset and fixed asset impairment for Company-operated Aaron's stores identified for closure as well as an administrative building in Kennesaw, Georgia, $3.9 million of continuing variable occupancy costs incurred related to previously closed stores and $1.9 million of severance charges related to reductions in store support center staff. Restructuring expenses for the nine months ended September 30, 2021 were $8.1 million and were primarily comprised of $4.2 million of common area maintenance and other variable charges and taxes incurred related to closed stores and $3.8 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021.
Impairment of Goodwill. During the three months ended September 30, 2022, the Company recorded an impairment charge of $12.9 million to fully write-off the goodwill balance of its Aaron's Business reporting unit. This impairment charge was recorded within the Unallocated Corporate category of segment reporting. Refer to Note 1 of these condensed consolidated financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Separation Costs. Separation costs for the nine months ended September 30, 2022 and 2021 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $6.0 million for the nine months ended September 30, 2022 from $1.1 million for the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2021 consists primarily of commitment fees on unused balances of the Company's previous revolving credit and term loan facility, as well as the amortization of debt issuance costs.
Other non-operating (expense) income, net. Other non-operating (expense) income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $2.9 million and net gains of $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the nine months ended September 30, 2022 or 2021.

Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $5.7 million during the nine months ended September 30, 2022 compared to income tax expense of $32.2 million for the same period in 2021. The effective tax rate increased to 111.2% for the nine months ended September 30, 2022 compared to 25.6% for the same period in 2021. The net income tax benefit recognized in 2022 and resulting increase in the effective tax rate was primarily due to losses before income taxes of $5.1 million during the nine months ended September 30, 2022 due to factors further described above, as well as the impact of a deferred income tax benefit of $4.5 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition during the nine months ended September 30, 2022.
Segment Performance – Nine months ended September 30, 2022 and 2021
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Lease Revenues and Fees	$1,167,958	$1,240,645	$(72,687)	(5.9)%
Retail Sales	31,580	45,606	(14,026)	(30.8)
Non-Retail Sales	81,411	94,563	(13,152)	(13.9)
Franchise Royalties and Fees	17,713	19,109	(1,396)	(7.3)
Other	579	779	(200)	(25.7)
Total Revenues - Aaron's Business	$1,299,241	$1,400,702	$(101,461)	(7.2)%
The decreases in lease revenues and fees and retail sales during the nine months ended September 30, 2022 were primarily due to the lease portfolio size declining during the period, a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales during the nine months ended September 30, 2022.
E-commerce revenues increased 6.3% compared to the prior year period and were 15.5% and 14.1% of total lease revenues and fees during the nine months ended September 30, 2022 and 2021, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from franchisees stemming from higher customer demand during the first half of 2021. Non-retail sales also decreased by $3.0 million due to the reduction of 74 franchised stores during the 24-month period ended September 30, 2022.
The decrease in franchise royalties and fees is primarily the result of the reduction of 74 franchised stores during the 24-month period ended September 30, 2022.
Gross Profit and Earnings Before Income Taxes.

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Gross Profit	$812,624	$882,390	$(69,766)	(7.9)%
Earnings Before Income Taxes	105,174	182,924	(77,750)	(42.5)
As a percentage of total revenues, gross profit for the Aaron's Business declined to 62.5% during the nine months ended September 30, 2022 compared to 63.0% for the comparable period in 2021. The factors impacting the change in gross profit are discussed above.
Gross profit for lease revenues and fees for the Aaron's Business was $777.6 million and $837.2 million during the nine months ended September 30, 2022 and 2021, respectively, which represented a gross profit margin of 66.6% and 67.5% for the respective periods. The decline in gross profit margin is primarily driven by a $41.1 million decrease due to a lower lease renewal rate, a $13.0 million decrease due to lower lease originations and a $3.9 million decrease due to lower exercise of early purchase options, as well as higher inventory purchase costs and higher levels of idle inventory in 2022 as compared to 2021.
Gross profit for retail sales for the Aaron's Business was $8.5 million and $15.9 million during the nine months ended September 30, 2022 and 2021, respectively, which represented a gross profit margin of 27.0% and 34.8% for the respective periods. The decline in gross profit margin is primarily due to higher inventory purchase costs in 2022 as compared to 2021.

Gross profit for non-retail sales for the Aaron's Business was $8.2 million and $9.4 million during the nine months ended September 30, 2022 and 2021, respectively, which represented a gross profit margin of 10.1% and 9.9% for the respective periods.
Earnings before income taxes for the Aaron's Business segment decreased by $77.8 million during the nine months ended September 30, 2022 compared to the prior year period primarily due to the $69.8 million decrease in gross profit and higher provision for lease merchandise write-offs, partially offset by lower personnel costs at the Aaron's Business.
BrandsMart Segment Results

	Nine Months Ended September 30,		Change
(In Thousands)	2022	2021	$	%
Retail Sales	$364,783	$—	$364,783	nmf
Gross Profit	63,915	—	63,915	nmf
(Loss) Earnings Before Income Taxes	(12,964)	—	(12,964)	nmf
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $364.8 million during the nine months ended September 30, 2022.
Gross Profit. Gross profit for retail sales for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $63.9 million during the nine months ended September 30, 2022. As a percentage of revenues, gross profit for the BrandsMart segment was 17.5% during the nine months ended September 30, 2022. Gross profit for the BrandsMart segment during the nine months ended September 30, 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
(Loss) Earnings before Income Taxes. The BrandsMart segment reported a loss before income taxes of $13.0 million during the nine months ended September 30, 2022. The results for the BrandsMart segment during the nine months ended September 30, 2022 reflect a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Overview of Financial Position
The Company's condensed consolidated balance sheet as of September 30, 2022 includes the impact of BrandsMart U.S.A., which was acquired on April 1, 2022. The major changes in the condensed consolidated balance sheet from December 31, 2021 to September 30, 2022, most of which are the result of the BrandsMart U.S.A. acquisition, include:
•Cash and cash equivalents increased $15.0 million to $37.8 million at September 30, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Operating lease right-of-use assets and operating lease liabilities increased $178.3 million and $186.7 million, respectively, primarily due to the addition of BrandsMart's operating leases as well as additional real estate lease agreements and amendments executed for Company-operated Aaron's stores during the nine months ended September 30, 2022. The increase in the Company's operating lease right-of-use assets was partially offset by regularly scheduled amortization of right-of-use assets and impairment charges recorded in connection with restructuring actions.
•Goodwill increased $38.5 million due primarily to the addition of estimated BrandsMart-related goodwill of $51.7 million, partially offset by an impairment charge of $12.9 million to fully write-off the Aaron's Business goodwill balance. Refer to Note 2 to these condensed consolidated financial statements for further details regarding the preliminary acquisition accounting.
•Other intangibles increased $116.2 million due primarily to recording the estimated fair value of identifiable BrandsMart-related intangible assets of $123.0 million, partially offset by amortization expense recognized during the nine months ended September 30, 2022. Refer to Note 2 to these condensed consolidated financial statements for further details regarding the preliminary acquisition accounting.
•Debt increased $264.0 million primarily due to the Company's borrowings under the Credit Facility that occurred during April 2022 to finance the purchase price for the BrandsMart U.S.A. acquisition, other customary acquisition and financing-related closing costs and adjustments, partially offset by payments made on the Revolving Facility during the nine months ended September 30, 2022. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
•Treasury shares increased $14.6 million due primarily to the Company's repurchase of 516,140 shares of common stock for $11.1 million during the nine months ended September 30, 2022.

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
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. As of September 30, 2022, the Company had $37.8 million of cash and $272.8 million of availability under its $550.0 million unsecured credit facility (the "Credit Facility") which is further described in Note 4 to the condensed consolidated financial statements.
Cash Provided by Operating Activities
Cash provided by operating activities was $123.9 million and $90.4 million during the nine months ended September 30, 2022 and 2021, respectively. The increase in operating cash flows was primarily driven by lower lease merchandise purchases and the inclusion of BrandsMart U.S.A. operating results subsequent to the April 1, 2022 acquisition date, partially offset by a lower lease renewal rate during the nine months ended September 30, 2022 as inflationary pressures within the broader macroeconomic environment continued to impact the liquidity of our customers. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $331.5 million and $61.6 million during the nine months ended September 30, 2022 and 2021, respectively. The $270.0 million increase in investing cash outflows was primarily due to the purchase consideration of $266.8 million related to the BrandsMart U.S.A. acquisition and $16.2 million higher cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, partially offset by $8.4 million higher proceeds from the sale of property, plant and equipment during the nine months ended September 30, 2022 compared to the prior year period.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $222.7 million during the nine months ended September 30, 2022 compared to cash used in financing activities of $90.1 million during the nine months ended September 30, 2021. The $312.8 million change in financing cash flows during the nine months ended September 30, 2022 was primarily due to (i) the Company's borrowings under the Term Loan and the Revolving Facility that occurred during April 2022 to finance the BrandsMart U.S.A. acquisition, net of repayments made under the Revolving Facility; (ii) net borrowings of $0.8 million under the Company's inventory financing agreement; and $70.7 million lower outflows related to the repurchase of the Company's common stock during the nine months ended September 30, 2022 compared to the prior year period.
Share Repurchases
During the nine months ended September 30, 2022, the Company repurchased 516,140 shares of the Company's common stock for a total purchase price of approximately $11.1 million. The total shares outstanding as of September 30, 2022 were 30,780,478, compared to 31,765,870 as of September 30, 2021. On March 2, 2022, the Company’s Board of Directors increased the share repurchase authorization to $250.0 million from the original $150.0 million plan and extended the maturity to December 31, 2024. The Company's remaining share repurchase authorization was $135.8 million as of September 30, 2022.
Dividends
In August 2022, the Board approved a quarterly dividend of $0.1125 per share, which was paid to shareholders on October 4, 2022. Aggregate dividend payments for the nine months ended September 30, 2022 were $10.1 million. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of September 30, 2022, the total available credit under our $550.0 million Credit Facility (defined below) was $272.8 million, which reflects borrowings of $175.0 million under the Term Loan, $85.0 million of outstanding borrowings under the Revolving Facility and approximately $17.2 million for our outstanding letters of credit.

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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at September 30, 2022.
Commitments
Income Taxes
During the nine months ended September 30, 2022, we made net income tax payments of $4.8 million. Within the next three months, we anticipate making estimated cash payments of $0.5 million for state income taxes and $0.2 million for Canadian income taxes.
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
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with a bank that is a party to our Revolving Facility. As further described in Note 4 to these condensed consolidated financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At September 30, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $6.5 million, which would be due in full within 75 days of the event of default.

Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.8 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties associated with uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic.
Inventory Financing Agreement
The Company maintains an inventory financing agreement for its BrandsMart segment with a lender that provides financing up to $65.0 million for the BrandsMart segment to purchase merchandise inventories from certain vendors as defined in the agreement. Amounts borrowed by the Company under the inventory loan are to be repaid based on the payment terms (pay-as-sold or scheduled payment program) as defined in the agreement, with all borrowings due within 50 days. The inventory loan is collateralized by all personal property of the BrandsMart segment, including merchandise inventories, equipment and other goods. Interest is due monthly on the outstanding principal based on the higher of prime-rate, 1 month LIBOR or 3-month LIBOR, commencing typically and only after 30 days of the borrowing or the free floor period as defined in the agreement. The inventory financing agreement is terminable with 30 days prior written notice from one party to the other. The inventory loan contains certain affirmative and negative covenants, which, among other things, restricts encumbrances of certain corporate assets and obtaining additional debt. As of September 30, 2022, $14.7 million was outstanding on the inventory loan.
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
Critical Accounting Estimates
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2021 Annual Report. Critical accounting estimates herein have also been updated as applicable related to the Company's interim goodwill impairment analyses conducted during the three months ended September 30, 2022.
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. The acquisition of BrandsMart U.S.A. in the second quarter of the current year resulted in the recognition of approximately $51.7 million of goodwill, inclusive of measurement period adjustments further described in Note 2 to these condensed consolidated financial statements. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Aaron's Business	BrandsMart	Total
Balance at December 31, 2021	$13,134	$—	$13,134
Acquisitions	—	62,268	62,268
Currency Translation Adjustments	(94)	—	(94)
Acquisition Accounting Adjustments	(107)	(10,585)	(10,692)
Impairment Loss	(12,933)	—	(12,933)
Balance at September 30, 2022	$—	$51,683	$51,683

The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an interim impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business and BrandsMart reporting units during the three months ended September 30, 2022. Factors that led to this conclusion include: (i) the continued decline in the Company's stock price and market capitalization during the third quarter of 2022; and (ii) uncertainty with regard to the short-term and long-term impacts that adverse macroeconomic conditions, including inflation and rising interest rates, may have on the financial health of our Aaron's Business customers and franchisees.
During the three months ended September 30, 2022, the Company determined that the Aaron's Business goodwill was fully impaired and recorded a goodwill impairment loss of $12.9 million during the three months ended September 30, 2022. The Company engaged the assistance of a third-party valuation firm to perform the interim goodwill impairment tests for the Aaron's Business and BrandsMart reporting units. This entailed an assessment of the Aaron's Business and BrandsMart reporting units' fair values relative to their respective carrying values that was derived using a combination of both income and market approaches and by performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital.
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
The short-term and long-term revenue growth rates, operating margins, capital requirements and weighted-average cost of capital are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. The Company performed sensitivity analyses for the Aaron's Business reporting unit assessment including considering reasonably possible alternative assumptions for long-term growth or decline rates and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill.
The Company concluded that given the recency of the purchase transaction, the provisional nature of the goodwill balance and carrying value as our acquisition accounting is preliminary and subject to adjustment during the measurement period, and the results of our current quarter impairment evaluation, the BrandsMart reporting unit goodwill is not impaired as of September 30, 2022. The Company may be required to recognize material impairments to the BrandsMart goodwill balance in the future if: (i) the Company fails to successfully execute on one or more elements of the BrandsMart strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the BrandsMart carrying value increases without an associated increase in the fair value; and/or (iv) BrandsMart is materially impacted by further deterioration of macroeconomic conditions, including inflation and rising interest rates.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, the Company had $260.0 million of borrowings outstanding under the Credit Facility, further described in Note 4 to the condensed consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
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
Changes in Internal Control Over Financial Reporting.
In April 2022, the Company acquired BrandsMart U.S.A. The Company is currently in the process of integrating BrandsMart into its assessment of its internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2022 excludes an assessment of the internal control over financial reporting of BrandsMart.
Other than as described above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2022 through July 31, 2022	—	—	—	$135,847,377
August 1, 2022 through August 31, 2022	—	—	—	135,847,377
September 1, 2022 through September 30, 2022	—	—	—	135,847,377
Total	—		—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1*	Form of Director Restricted Stock Award Agreement under the Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	October 24, 2022	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2022	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)