Form 10-K
period 2022-12-31
Aaron's Company, Inc.
filed 2023-03-01
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 was $281,894,097 based on the closing price on that date as reported by the New York Stock Exchange. Solely for the purpose of this calculation and for no other purpose, the non-affiliates of the registrant are assumed to be all shareholders of the registrant other than (i) directors of the registrant, (ii) executive officers of the registrant, and (iii) any shareholder that beneficially owns 10% or more of the registrant’s common shares.
As of February 24, 2023, there were 30,619,658 shares of the Company’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 annual meeting of shareholders, to be filed subsequently with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain oral and written statements made by The Aaron's Company, Inc. (the "Company") contain, or will contain, certain forward-looking statements regarding business strategies, market potential, future financial performance and other matters. The words "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast," "outlook," or other similar words or phrases, among others, generally identify "forward-looking statements," which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are inherently subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. In particular, information included under "Risk Factors," "Financial Statements and Supplementary Data," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in addition to the following other factors, risks, trends and uncertainties:
•changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business, and failures to comply with existing or new laws or regulations, including those related to consumer protection, as well as an increased focus on our industry by federal and state regulatory authorities;
•our new strategic plan failing to deliver the benefits and outcomes we expect, with respect to improving our business in particular, including components of that plan related to centralizing key processes, such as customer lease decisioning and payments, real estate optimization, enhancing our e-commerce platform and digital acquisition channels, enhancing and growing BrandsMart, and optimizing cost structure;
•our ability to attract and retain key personnel;
•cybersecurity breaches, disruptions or failures in our information technology ("IT") systems and our failure to protect the security of personal information about our customers;
•weakening general market and economic conditions, especially as they may affect retail sales, increased interest rates, unemployment and consumer confidence or spending levels;
•the current inflationary environment could result in increased labor, raw materials or logistics costs that we are unable to offset or accelerating prices that result in lower lease volumes;
•supply chain delays and disruptions, including adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic, and the availability and prices of supply chain resources, including products and transportation;
•risks associated with the challenges faced by our business, including commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage;
•increased competition from direct-to-consumer and virtual lease-to-own competitors, as well as from traditional and on-line retailers and other competitors;
•financial challenges faced by our franchisees, which could be exacerbated in future periods by the COVID-19 pandemic and its unfavorable impacts on unemployment, inflation, and other economic factors, and/or by related governmental or regulatory measures to combat the pandemic;
•increases in lease merchandise write-offs;
•the risk that the Company may fail to realize the benefits expected from the acquisition of Interbond Corporation of America, doing business as BrandsMart U.S.A., including projected synergies;
•the risk that the acquisition of BrandsMart U.S.A. may create risks and uncertainties which could materially and adversely affect our business and results of operations;
•our ability to successfully acquire and integrate businesses and to realize the projected results and expected benefits of acquisitions or strategic transactions;
•our ability to maintain or improve market share in the categories in which we operate despite heightened competitive pressure;
•our ability to improve operations and realize cost savings;

•any ongoing impact of the COVID-19 pandemic, or any future potential pandemics, as well as related measures taken by governmental or regulatory authorities to combat the pandemic;
•our ability to access capital markets or raise capital, if needed;
•our ability to protect our intellectual property and other material proprietary rights;
•changes in our services or products;
•negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•restrictions contained in our debt agreements;
•business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine; and
•other factors described in this Annual Report and from time to time in documents that we file with the SEC.
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

PART I
ITEM 1. BUSINESS
Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the "Company," "our Company", "The Aaron's Company,", "we," "us," "our" and similar expressions are references to The Aaron’s Company, Inc. and its consolidated subsidiaries, which holds, directly or indirectly, the assets and liabilities historically associated with the historical Aaron’s Business segment (the "Aaron’s Business") prior to the 2020 separation of the Aaron's Business segment from the Progressive Leasing and Vive segments further described below.
Our Company
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, appliances, electronics, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven"). Aaron’s offers a direct-to-consumer lease-to-own solution through its 1,266 Company-operated and franchised stores in 47 states and Canada, as well as its e-commerce platform. BrandsMart U.S.A. is one of the leading appliance retailers in the country with ten retail stores in Florida and Georgia. BrandsMart Leasing offers lease-to-own solutions to customers of BrandsMart U.S.A. Woodhaven is the Company's furniture manufacturing division.
On April 1, 2022, the Company completed the previously announced transaction to acquire 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees.
Management believes that the acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease to own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's LTO expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron’s customers, as well as generating procurement savings and other cost synergies.
The following table presents store count by ownership type:

Stores as of December 31 (Unaudited)	2022	2021	2020
Company-operated Aaron's Stores[1]	1,034	1,074	1,092
Franchisee-operated Aaron's Stores	232	236	248
BrandsMart U.S.A. Stores[2]	10	—	—
Systemwide Stores	1,276	1,310	1,340
1 The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 100,000 square feet and have been included in this table subsequent to the acquisition date of April 1, 2022.
Strategic Priorities
Our management team is committed to executing against the following multi-year strategic priorities to further transform and grow the overall business:
•Transform the Aaron's Business
•Align the Aaron's Store Footprint to our Customer Opportunity – We continue to invest in our market strategy capabilities to make better-informed, evidence-driven decisions around store location and the optimization of operating expenses. We regularly review our Aaron's real estate portfolio, which we expect will increase profitability through repositioning, remodeling, and consolidating our existing stores via our next-generation store concept ("GenNext"). The GenNext store concept features include larger showrooms and/or re-engineered store layouts, updated signage, expanded product assortment, enhanced technology-enabled shopping and checkout, and an innovative operating model. We've also enhanced our market optimization strategy with a new "Hub and Showroom" model which leverages existing infrastructure to more efficiently serve markets by combining servicing capabilities of multiple stores into a "hub" store while converting other nearby stores into "showrooms" that focus on sales activities.
We expect that our market optimization program, together with our aarons.com e-commerce platform and increased use of technology to better serve our customers, will enable us to reduce store operating costs and lower working capital requirements while continuing to better serve our existing markets, as well as attract new customers and expand into new markets in the future. As of December 31, 2022, we have 211 GenNext stores in our portfolio with plans to open up to an additional 50 GenNext concept stores during 2023. As of December 31, 2022, we had 29 showrooms and plan to convert up to 100 showrooms per year, starting in 2023.
•Promote our Value Proposition to Retain and Attract New Customers to our Brand – We continue to invest in e-commerce, innovative marketing campaigns, and our lease decisioning and digital platforms to illustrate our value proposition to new and existing customers. Such initiatives and investments include:
◦Making investments to drive growth and consumer traffic through our e-commerce customer acquisition channel by investing in enhancements that provide a fully transactional, mobile, and seamless shopping experience that includes broader product selections, all of which are intended to attract newer and younger customers.
◦Utilizing a broad spectrum of traditional and digital bilingual marketing communications, ranging from direct mail, social media, display, and local market media, all allowing us to customize messages around price, value, and payment flexibility. The Company is also increasing its local marketing and promotional focus on weekly payment offerings to attract more customers and gain market share.
◦Continuing investments in lease decisioning and other digital platforms that allow us to optimize lease portfolio performance through analytics and machine learning. Other digital investments, aimed at enhancing the customer's experience include digital payment and servicing platforms.
•Enhance and Grow BrandsMart
•Achieve Transaction Synergies - We continue to make progress in executing our synergy initiatives in connection with the acquisition of BrandsMart U.S.A. in order to drive meaningful value-creation opportunities for the Company. These initiatives include:
◦The deployment of a new "in-house" lease-to-own solution which is now available at BrandsMart's stores ("BrandsMart Leasing"),
◦Offering a wide selection of BrandsMart's product assortment to Aaron's customers through the aarons.com e-commerce platform, and
◦Leveraging complementary purchasing capabilities and increased scale to generate direct procurement savings across both businesses.
•Grow Addressable Market - The acquisition of BrandsMart U.S.A. broadens our customer reach and significantly expands our total addressable market. Our BrandsMart growth initiatives include:
◦Capturing share in adjacent geographic markets by opening new BrandsMart stores. Over the next three years, we expect to open 1-2 new stores per year starting in 2023, and one new outlet center by the end of 2025.
◦Making investments to drive growth and consumer traffic through our e-commerce customer acquisition channel by investing in enhancements to the online shopping experience through website redesign, expanded product selection, and enhanced digital marketing strategies that drive customer traffic.
•Enterprise Initiatives
•Strengthen Operational Efficiencies and Optimize Cost Structure - During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to reduce the Company’s overall costs. This program includes the expansion of the hub and showroom model to optimize labor in markets, store labor realignments, optimization of the Company's supply chain, the centralization and optimization of store support center, operations, and multi-unit store oversight functions, as well as other reductions in real estate and third party spend. Management believes that implementing this program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders.
•Further environmental, social, and governance initiatives ("ESG") – We continue to invest in building a people-focused workplace culture and in opportunities to make a positive impact on the environment and the communities where our customers and team members live and work. To do this, we continue to enhance our compliance, enterprise risk management, corporate governance, diversity and inclusion, and environmental management programs and have developed roadmaps for enhancing these programs in 2023 and beyond. Also, in 2022 we conducted assessments for our safety and environmental management programs and developed roadmaps for continued maturity of these programs in 2023 and beyond. During 2022, we hired a Senior Director of Diversity and Inclusion to lead the implementation of our vision and strategy for this critical program, and we hired a Senior Director of Corporate Affairs responsible for the daily management of our overall ESG initiatives. Additionally, in 2022 we adopted an Environmental Policy that establishes Aaron’s commitment to environmental compliance and to environmentally sustainable business operations and which also serves as the centerpiece of our environmental compliance and performance programs. Also, in 2022, the Company adopted a Human Rights Policy that affirms our commitment to operating our business in a manner that recognizes the importance of human rights both locally and abroad. Finally, we remain committed to contributing at least 1% of our annual, consolidated pre-tax profits to help build stronger communities. We expect these initiatives to continue improving the sustainability of Aaron’s.
Business Segments
For all periods prior to April 1, 2022, the Company only had one operating and reportable segment. Effective as of April 1, 2022 and in connection with the acquisition of BrandsMart U.S.A., the Company updated its reportable segments to align with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes two operating and reportable segments: the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) aarons.com e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The retail store and e-commerce operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron’s Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,275 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
As of December 31, 2022, the Company had 1,034 Company-operated stores in 43 states and Canada, and 232 independently-owned franchised stores in 35 states and Canada.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States ("U.S.") and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
The Company's financial results for the year ended December 31, 2022 include the results of BrandsMart subsequent to the April 1, 2022 acquisition date.
The operating results of our reportable segment may be found in (i) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) Item 8. Financial Statements and Supplementary Data.

Description of 2020 Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. was subsequently converted to a limited liability company ("Aaron’s, LLC") holding the assets and liabilities historically associated with the historical Aaron's Business segment. Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing segment ("Progressive Leasing"), the historical Aaron’s Business segment, and Vive segment ("Vive").
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Pre-Spin Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Pre-Spin Aaron's Business was affected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly owned subsidiary of The Aaron's Company. Shareholders of PROG Holdings received one share of The Aaron's Company common stock for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company, Inc. became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange. References to PROG Holdings may refer to Aaron's, Inc. or Aaron's Holdings Company, Inc. for transactions, events, and obligations prior to the separation and distribution date or PROG Holdings, Inc. for transactions, events, and obligations of PROG Holdings at or subsequent to the separation and distribution date.
Competitive Assets
We have a unique set of physical and intangible assets developed over decades in the retail and LTO market, which are difficult, expensive, and time consuming to replicate. We have developed a comprehensive strategy to leverage these assets including the following:
•Our Aaron's brand and physical presence in over 650 markets – With nearly 70 years in business, Aaron's is recognized nationwide as a leader in the LTO marketplace. This brand recognition has led to an approximate 64% repeat customer rate for the new leases we enter into, and as of December 31, 2022, our Company-operated and franchised stores had approximately 1.0 million customers with active leases. We believe that having delivery trucks located throughout our network enables us to successfully serve diverse markets including rural, suburban, and urban markets, helping mitigate the impact of local economic disruptions resulting from specific industry economic cycles, weather, and other disruptive events.
•Industry leading technology and analytics at the Aaron's Business – The Company has invested in technology to improve the customer experience and its operational execution. These investments include platforms for enhanced data analytics, data-enabled lease decisioning, digital customer onboarding, centralized payment processing and an e-commerce website that allows the customer to review and select merchandise, complete the lease application and, if approved, complete the LTO agreement and make lease payments on-line. Our technology-enabled platforms simplify the transaction and provide customers with enhanced transparency and flexibility throughout their lease, and provide management with information needed to optimize the financial performance of the business.
•BrandsMart U.S.A.'s competitive pricing and strong brand recognition – BrandsMart U.S.A.'s best in class pricing, broad product assortment and strong storefront presence and brand awareness within the Florida and Georgia markets positions the brand to thrive among its competitors.
•Management teams with deep industry experience and customer relationships – The Company's Aaron's branded stores are managed by a group of tenured managers and multi-unit leaders who have deep knowledge of the LTO transaction, as well as experience with our overlooked and underserved customer base. Our high levels of customer service within the Aaron's Business are enhanced by years of relationship building and LTO industry experience that is hard to replicate. Our average management tenure for the Aaron's Business operations is as follows: 8 years for store managers; 11 years for regional managers; 18 years for divisional vice presidents; and 24 years for our Chief Store Operations Officer. The Company's BrandsMart stores are managed by a group of tenured managers who have deep knowledge of retail operations. Our average management tenure for the BrandsMart operations is as follows: 26 years for general managers; 20 years for store managers; and 27 years for vice presidents of key functional areas.
•Last-mile, reverse logistics and refurbishment capabilities – Through both the Aaron's and BrandsMart businesses we are able to offer our customers prompt delivery, in-home set-up, product repair or replacement services, and reverse logistics (with respect to the Aaron's business) for the products our customers obtain from us. Our Aaron's stores also include refurbishment operations for returned merchandise, allowing us to provide pre-leased products for lease or sales in our stores and maximize lease merchandise utilization. We have approximately 2,100 delivery trucks located throughout our Aaron's Business network enabling us to provide last-mile and reverse logistics capabilities in our markets. While BrandsMart product deliveries are primarily outsourced through third-party logistics firms, each BrandsMart store has approximately three to five trucks to assist with delivery, installation, and servicing of product.
•In-house upholstered furniture manufacturing – Under our Woodhaven Furniture Industries ("Woodhaven") manufacturing division, we have the capacity to manufacture approximately 1.1 million furniture units per year, utilizing over 738,000 square feet of manufacturing capacity in five primary furniture facilities. In-house manufacturing provides control over quality and construction, fast response to changing customer tastes and market trends, reduced inventory fulfillment lead times, and mitigation of inventory supply disruptions.
Operations
Aaron's Business Omni-channel Operations
We are committed to providing our customers with an exceptional omni-channel platform which includes an in-store and on-line shopping experience that allows Aaron’s to engage customers in ways that are convenient and preferable for them. This platform includes a digital guided experience of the customer's LTO transaction through data-enabled lease decisioning, digital servicing and payment options, as well as a digitally streamlined shopping experience on our e-commerce website, aarons.com. aarons.com allows customers to shop over 7,000+ products, apply for a lease, complete the lease transaction, and access on-line self-service of lease payments and account management. Additionally, our technology-driven Inside Sales Program is designed to help potential customers find the products they are seeking and assist them through the lease process. As a result of our technology-enabled omni-channel strategy, we are attracting new and younger customers to our brand, and many of the aarons.com transactions come from individuals who previously had not shopped at Aaron's.
As of December 31, 2022, we have stores located in 47 states and Canada, and our portfolio is comprised of 1,034 company-operated locations and 232 franchised locations, which are owned and operated by independent franchisees on a licensed basis. We have developed a distinctive store concept including specific merchandising standards, store designs, and flexible payment options, all designed to appeal to our customer base. Our typical store layout is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Our GenNext store concept generally features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. Most stores have at least two trucks for prompt last-mile delivery, service and return of product. We've also enhanced our market optimization strategy with a new Hub and Showroom model which leverages existing infrastructure to more efficiently serve markets by combining servicing capabilities of multiple stores into a "hub" store while converting other nearby stores into "showrooms" that focus on sales activities.
We have various levels of leadership that oversee our business operations, including divisional vice presidents and regional managers. At the individual store level, the general manager is primarily responsible for managing and supervising all aspects of store operations, including (a) customer relations and account management, (b) deliveries and pickups, (c) warehouse and inventory management, (d) merchandise selection, (e) employment decisions, including hiring, training, and terminating store team members, and (f) certain marketing initiatives. General managers also administer the process of returning merchandise including making determinations with respect to inspection, product repair or replacement, sales, reconditioning and subsequent re-leasing.
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
BrandsMart Operations
Our BrandsMart store operations are committed to providing our customers with best-in-class pricing and a broad product assortment, which, along with our dedicated and knowledgeable sales team members, drives a positive customer service experience that differentiates BrandsMart from other retailers. BrandsMart's omni-channel platform includes an in-store and online shopping experience that allows BrandsMart U.S.A. to engage customers in ways that are convenient and preferable for them. This platform includes streamlined shopping experiences on the BrandsMart e-commerce website, brandsmartusa.com, which allows customers to shop over 6,000+ products, access product ratings and reviews, compare prices and opt for direct shipping or same or next day in-store pick-up. Site visitors are also able to sign up for our membership program to access competitive member pricing.
As of December 31, 2022, we have ten BrandsMart U.S.A. stores across Florida and Georgia. Our BrandsMart stores average approximately 100,000 square feet, with a combination of showroom and warehouse space. While BrandsMart product deliveries are primarily outsourced through third-party logistics firms, each BrandsMart store has approximately three to five trucks to assist with delivery, installation, and servicing of product.
We have various levels of leadership that oversee our BrandsMart business operations. At the individual store level, employee salesperson success is driven by a predominantly commission-based compensation structure. The store layout is designed such that each product category is segregated as a department, which allows for dedicated sales managers with specific product knowledge to oversee each department. Each store also typically has at least two store managers to assist with and oversee operational and sales efforts. The store general manager is primarily responsible for managing and supervising all aspects of store operations, and BrandsMart's Chief Operations Officer and Chief of Staff is responsible for managing the seamless operations of all stores and the supporting store support center functions.
BrandsMart Leasing
Launched in 2022, BrandsMart Leasing is an in-house LTO purchase solution that is offered to customers of BrandsMart U.S.A. In addition to traditional credit offerings, BrandsMart U.S.A. customers have the option to apply for an LTO plan through BrandsMart Leasing, which provides the option to acquire ownership of merchandise through a renewable LTO plan, usually 12 to 18 months, typically by making weekly, semi-monthly, or monthly lease renewal payments. BrandsMart Leasing is supported by proprietary centralized lease decisioning technology, described further below.
Lease Agreement Approval and Decisioning
Our lease decisioning platforms are core to managing the risk of our LTO portfolio. We have developed proprietary lease approval processes with respect to our Aaron's and BrandsMart Leasing operations through a fully automated technology-driven algorithm-enabled centralized digital decisioning platform, which is designed to improve our customer experience by streamlining and standardizing the lease decisioning process and shortening transaction times. Customers receive lease approval decisions either on-line at aarons.com enabling them to shop on aarons.com, at apply aarons.com to shop with approval in hand at an Aaron's retail location, or by applying in-store at a BrandsMart U.S.A. store location. Our lease decisioning platforms have allowed us to optimize approval rates, lease payment amounts, full ownership conversions, write-offs, and revenue outcomes. We believe continuous innovation and frequent enhancements to our lease decisioning platforms is competitively advantageous.
At the core of the lease decisioning platforms are the Aaron's lease decisioning models. Our model development efforts utilize modern Artificial Intelligence and Machine Learning techniques. We utilize a multitude of traditional and alternative data sources in the model training process in an effort to maximize the predictive power of the decisioning models, while working with appropriate internal and external resources to assure compliant and consistent results. The combination of modern data science techniques and a wide breadth of data produces models that are capable of analyzing lease applications immediately to produce decisions in real time for each lease application.
The second pillar of our lease decisioning platforms is a robust set of post-model processes that determine the appropriate lease amounts or product approvals depending on the risk associated with the lease application. Higher scored applications are eligible for larger lease payments and thus a broader range of merchandise categories.
Lastly, our lease decisioning platforms includes fraud prevention processes. Our fraud prevention processes focus on identity and the digital file associated with lease applications. To reduce our synthetic fraud risk exposure, we evaluate risks associated with emails, phones, and devices used in an application. Depending on the fraud risk level of each lease application, we may employ automated knowledge-based authentication. We believe this authentication reduces our fraud risk while still offering a streamlined lease application experience for the consumer.
We continue to enhance our decisioning capabilities by adopting an iterative "test and learn" approach and expect that we will continue to drive positive outcomes through incremental enhancements. Franchised stores have also implemented this data-enabled decisioning platform in their stores. In addition to utilizing this decisioning platform, Aaron's stores may occasionally complete the lease approval process by verifying the applicant’s employment, or other reliable sources of income, and using personal references, which was the approval method used by our stores prior to the implementation of our data-enabled digital decisioning platform and is used in our Canadian operated stores.

Merchandising
The Aaron's Business and BrandsMart operations employ a merchandising strategy that spans three primary key product categories: furniture, home appliances and electronics. We have long-term relationships with many well-known and aspirational brands, including Samsung®, LG®, Whirlpool®, Apple® and GE®, HP®, JBL®, and Ashley®. We purchase merchandise directly from manufacturers and local distributors at competitive prices. One of our largest suppliers is our own Woodhaven Furniture Industries manufacturing division, which supplies a significant portion of the upholstered furniture leased and sold in the Aaron's branded Company-operated and franchised stores and which we have introduced in certain BrandsMart U.S.A. stores. In recent years, we have strategically focused on growing the revenue contribution of certain merchandise categories to align with macro-economic expansion in these categories and attract new customers. In addition, we continue to increase our product offerings through expanded assortment on aarons.com and brandsmartusa.com, our e-commerce shopping platforms.
The following table shows the percentage of our Aaron's Business segment revenues attributable to different merchandise categories:

	Year Ended December 31,
Aaron's Business Merchandise Category	2022	2021	2020
Furniture	41%	43%	44%
Appliances	31%	31%	29%
Consumer Electronics	25%	23%	24%
Other	3%	3%	3%
The following table shows the percentage of our BrandsMart segment revenues attributable to different merchandise categories:

Year Ended December 31,
BrandsMart Merchandise Category	2022
Appliances	55%
Consumer Electronics	35%
Other	10%
Marketing and Advertising
Our marketing efforts target previous, existing, and potential new customers through a variety of traditional and digital media channels including on-line search, TV, radio, digital video, and direct mail, with a combination of brand and promotional messaging. We continue to test new ways to engage potential customers and identify audience segments that find our retail and LTO options appealing. Given BrandsMart's storefront presence and strong brand awareness and recognition within the Florida and Georgia markets, regional marketing strategies are effective in appealing to BrandsMart's audience segments.
With our fast-growing Aaron's and BrandsMart e-commerce businesses, we focus heavily on digital marketing including search, display, and social media to help drive traffic to both stores and our e-commerce websites. Our e-commerce marketing is dynamically managed on a daily basis and is growing as a share of spend relative to traditional marketing channels.
We continue to refine and expand our overall contact strategy to grow our consolidated customer base. We test various types of advertising and marketing campaigns and strategies, analyze the results of those tests and, based on our learnings, refine those campaigns and strategies to attempt to maximize their effectiveness with current and potential customers. By understanding optimal offers and products to promote to current and former customers, along with potential prospects, we look to continue improvements in marketing return on investment. With respect to existing customers, direct mail and email serve as the primary tools we utilize in our marketing strategies. With respect to marketing to potential customers, our primary tools currently include digital, direct mail, and traditional broadcast and search advertising.
Franchising
As of December 31, 2022, we had 57 franchisees, who operate a total of 232 Aaron's franchised store locations. We have existing agreements with our current franchisees to govern the operations of franchised stores. Our standard agreement is for a term of 10 years, with one ten-year renewal option, and requires our franchisees to operate in compliance with our policies and procedures. In collaboration with our franchisees, we are able to refine, further develop and test operating standards, marketing concepts and product and pricing strategies that we believe will ultimately benefit our company-operated stores. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue collections from their stores.
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
Some qualifying franchisees took part in a financing arrangement we established with several financial institutions to assist our existing franchisees in establishing and operating their store(s). Under that arrangement, which was originally established in 1994, we provide guarantees to the financial institutions that provide the loan facilities for amounts outstanding under this franchise financing program. On December 31, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $6.3 million, all of which would be due within the next two years. However, due to franchisee borrowing limits, we believe any losses associated with defaults would be substantially mitigated through recovery of lease merchandise and other assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been immaterial. The Company believes that any future amounts to be funded by the Company in connection with these guarantees will be immaterial.
Manufacturing
Woodhaven Furniture Industries, our domestic manufacturing division, was established in 1982. Woodhaven consists of five furniture facilities totaling approximately 738,000 square feet of manufacturing space. Our in-house manufacturing capabilities help to ensure that during periods of supply chain volatility, we are better positioned to provide our stores with suitable inventory to meet customer demand. The majority of the items Woodhaven produces continue to be leased or sold through our Aaron's and BrandsMart stores, including franchised stores. However, we also manufacture and sell furniture products to other retailers.
Woodhaven is a vertically integrated operation. Vertical integration enables us to better manage product availability, quality and cost with processes that include (a) digital design, construction and rendering, as well as physical prototyping, (b) cut and sew operations to process fabric and rolled goods into covers, (c) frame mills to process 100% of our frame components with hardwood and engineered panels, (d) foam fabrication operations to control foam and fiber quality, (e) product testing to assure product standards are met, and (f) multiple locations and material sources that support our business continuity planning.
Woodhaven produces upholstered living-room furniture (including contemporary sofas, chairs and modular sofa and ottoman collections in a variety of natural and synthetic fabrics). The furniture produced by our integrated manufacturing operations incorporates features that we believe result in enhanced durability and improved shipping processes, as compared to furniture we would otherwise purchase from third parties. These features include (a) standardized components, (b) reduced number of parts and features susceptible to wear or damage, (c) more resilient foam, (d) durable fabrics and sturdy frames that translate to longer life and higher residual value, and (e) devices that allow sofas to stand on end for easier and more efficient transport. The division also provides replacement covers for all styles and fabrics of its upholstered furniture, as well as other parts, for use in reconditioning leased furniture that has been returned, so that our stores can continue to offer that furniture to our customers at a relatively low price point.
Woodhaven is also able to generate ancillary income and right-size production by selling furniture to third parties, including large, national retailers. During each of the years ended December 31, 2022, 2021 and 2020, approximately 21%, 18%, and 16%, respectively, of total non-retail sales, which we define as sales of new merchandise to our franchisees and to third-party retailers, were generated by Woodhaven from sales to third-party retailers.
Lease Renewal
We continue to emphasize renewals-related compliance training, monitoring, and improvement initiatives, to ensure compliance with federal and state laws and regulations and our internal policies. One of the factors in the success of our operations is timely management of lease renewal payments, which are monitored by general managers and team members and our centralized Customer Retention team members. Customers who fail to make lease renewal payments are contacted within a few days after their renewal date to discuss arrangement for future payments in order to keep their agreements active. When we have been unable to reach the customer by telephone, we may visit those customers at their residences to encourage them to keep their agreement active or potentially return the lease merchandise. Careful attention to managing lease renewal payments is particularly important in LTO operations, where the customer has the option to cancel the agreement at the conclusion of each periodic payment term by returning the product covered by the agreement, and each contractually due payment is considered a renewal of the agreement. Approximately 89% and 87% of the payments that we collect are via payment card options such as debit and credit cards for our Aaron's Business and BrandsMart customers, respectively, which allows our store team members to be more productive and increase operational efficiencies. At the Aaron's Business, we continue to encourage customers to take advantage of the convenience of enrolling in our automatic payment program, and approximately 53% of our customer lease agreements are enrolled for automatic payments as of December 31, 2022.
The provision for lease merchandise write-offs as a percentage of consolidated lease revenues was 6.4%, 4.2% and 4.2% in 2022, 2021 and 2020, respectively.

Customer Success
We believe our strong focus on customer satisfaction generates repeat business and long-lasting relationships with our customers and a high likelihood that our customers will recommend the Aaron's and BrandsMart brands to friends and family. Our strong culture of customer service begins with our team members and requires that we develop skilled, empathetic team members who value our customers and who possess and project a genuine desire to understand and serve our customers’ needs. To meet this requirement, we maintain and continuously enhance a comprehensive team member development program for both new and tenured team members. This development program and our commitment to diversity and inclusion is designed to enable our team members to provide a friendly and welcoming environment for our customers as well as a compliant, consistent, and helpful customer service experience. Further details can be found within the "Human Capital Management" section below.
At the Aaron's Business our customers receive multiple complimentary service benefits. These benefits vary according to applicable state law but generally include early purchase options, free delivery and set-up, free relocation of product to a new address within a specified geographic area, reinstatement options, product repair or replacement, access to digital tools to manage their account, and other discounts and benefits. Unlike traditional transactional retail sales, we have the unique opportunity over the span of the LTO agreement to build a closer relationship with our customers, often celebrating, assisting, and supporting them through significant moments in their lives. During the year ended December 31, 2022, approximately 64% of the new lease agreements we entered into were with repeat customers. Customers who begin agreements on-line also have the support and service of a local store throughout the duration of the agreement.
Our Aaron's branded store-based operations also offer customers the option to obtain a membership in the Aaron’s Club Program (the "Club Program"). The benefits to customers of the Club Program are separated into three general categories: (a) lease protection benefits; (b) health & wellness discounts; and (c) dining, shopping, and consumer savings. Club Program enrollment is optional and may be canceled by the member at any time. The lease protection benefits may provide Club Program members with lease payment waivers for up to four months or a maximum of $1,000 on active customer lease agreements if the customer becomes unemployed or ill; replacement of the product if the product is stolen or damaged by an act of God; waiver of remaining lease payments on lease agreements where any member named on the lease agreement dies; and/or product repair or replacement for an extended period after the customer takes ownership. Club Program benefits vary by state.
At BrandsMart, our customers receive a number of complimentary service benefits, including a 30-day price guarantee on most items and the ability to return or exchange eligible products within the specified return period. Customers also have access to sign-up for exclusive member benefits, which include alert notifications on sales and promotions and special financing offers. BrandsMart also offers our customers other benefits for additional costs, including delivery, installation and a product protection plan that can be purchased at the point of sale that provides extended warranty coverage on eligible product purchases. If a product under warranty needs repair, BrandsMart's service team will repair the product or work directly with the manufacturer to replace it. BrandsMart also offers repair and servicing of products that are not covered under warranty for a low cost.
E-commerce and Store-based Operation's Distribution Channels
At the Aaron's Business, e-commerce and store businesses utilize our 15 fulfillment centers to control merchandise and offer our customers a wide product assortment. These centers average approximately 124,000 square feet, giving us approximately 1,860,000 square feet of logistics capacity outside of our network of Aaron's stores. Our BrandsMart e-commerce and store operations utilize two distribution centers for its Florida and Georgia store operations, which provide BrandsMart with approximately 900,000 square feet of logistics capacity outside of the BrandsMart U.S.A. stores.
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
We realize freight savings and inventory productivity through centralized distribution of merchandise by using fulfillment centers. We use various contract carriers to make deliveries weekly to our stores nationwide. A fleet of approximately 2,100 store-based delivery trucks provide industry leading heavy goods last mile delivery and reverse logistics for returned products and the servicing of products.
Human Capital Management
We believe in being an inclusive workplace for all of our team members and are committed to having a diverse workforce that is representative of the customers that choose to shop with us in-store or online and the communities in which we operate our businesses. We believe that a variety of perspectives enriches our culture, leads to innovative solutions for our business, enables us to better meet the needs of a diverse customer base, and reflects the communities we serve. Team members are encouraged and supported to create value and drive professional and personal growth, and we are committed to respecting each other in all interactions.
On December 31, 2022, we employed 10,060 full-time and part time team members, the majority of which were full-time team members. Approximately 7,262 of our team members were Aaron's store, fulfillment center, service center or divisional/regional staff; 1,427 of our team members were BrandsMart store and warehouse staff; 369 of our team members were Woodhaven staff; and 1,002 of our team members were store support center staff supporting Aaron’s, BrandsMart, and Woodhaven. None of our team members are covered by a collective bargaining agreement, and we believe that our relations with team members are good, driven by our commitment to listen, learn, and continually improve.
Diversity and Inclusivity
Our aim is to develop inclusive leaders and an inclusive culture, while also recruiting, developing, mentoring, training, and retaining a diverse workforce, including a diverse group of management-level team members. The information in the tables below summarizes our gender, ethnicity and race diversity, and age metrics as of December 31, 2022 for our total workforce and management (which we define as management level employees and above).

	Year Ended December 31, 2022
	Male	Female	Undisclosed
Total Workforce	66.4%	32.4%	1.2%
Management	71.2%	28.7%	0.1%

	Year Ended December 31, 2022
	Hispanic or Latino	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	American Indian or Alaskan Native	Two or More Races	Undisclosed
Total Workforce	19.6%	34.0%	28.1%	0.3%	0.9%	0.8%	2.1%	14.2%
Management	14.5%	46.0%	17.2%	0.3%	1.1%	0.6%	1.3%	19.0%

	Year Ended December 31, 2022
	Baby Boomer[1]	Gen-X2	Millennial[3]	Post Millennial/Gen-Z4
Total Workforce	8.5%	28.1%	45.8%	17.6%
Management	9.6%	49.4%	39.2%	1.8%
1 Born between 1946 – 1964 (i.e., Baby Boomer)
2 Born between 1965 – 1980 (i.e., Gen X)
3 Born between 1981 – 1996 (i.e., Millennial)
4 Born in 1997 or later (i.e., Post Millennial/Gen Z)
As noted in our Code of Conduct, we maintain an inclusive work environment where differences are valued and respected. We make employment decisions based on merit, and we prohibit any form of discrimination or conduct based on race, color, sex, sexual orientation, gender identity, gender expression, national origin, age, religion, disability, pregnancy, veteran status, military duty, genetic information, or any other factor protected by applicable law.
Fostering a diverse and inclusive environment and creating a true sense of belonging are among our top priorities. Our vision starts with our belief that we are stronger together. We believe our best future is one we build together. We embrace diverse backgrounds, experiences, and perspectives. We are passionate about creating a community where everyone is valued and has opportunities to thrive. To support these efforts, we are dedicated to building diversity, inclusion, and belonging into all aspects of our operations and company culture.
Our diversity and inclusion initiatives for the Aaron's Business include the following, and we look forward to extending many of these initiatives to our recently acquired BrandsMart segment in 2023 and beyond:
•Delivering on our Diversity and Inclusion vision, designed with the support and guidance of a strategic consulting firm, through our Diversity and Inclusion strategic priorities that include:
◦Developing, retaining, and attracting team members from diverse backgrounds;
◦Fostering a supportive environment that builds trust and makes team members feel comfortable;
◦Actively listening to the voice of team members to champion the best ideas; and

◦Enhancing communication channels to facilitate collaboration and promote transparency;
•Responding to Aaron's Business team member sentiments regarding Diversity and Inclusion gathered through an all-employee voluntary and anonymous survey, available to more than 9,000 Aaron's Business team members, one-on-one interviews and focus groups, and leadership culture sessions to inform future Diversity and Inclusion planning and programming, which resulted in actions that included, but were not limited to, adding two new Employee Business Resource Groups ("EBRGs") in 2022 with the creation of Aaron’s Veterans and Allies and Aaron’s Disability Education Collective;
•Successfully filling our newly created Diversity and Inclusion role focused on advancing the Company's Diversity and Inclusion vision and strategic priorities;
•Providing our full-time Aaron’s Business team members with a floating holiday that provides one additional day of leave time to celebrate a day that is special to them;
•Connecting an incentive compensation goal in the Aaron's Annual Incentive Plan (AIP) to the completion of two or more hours of curated Diversity and Inclusion related content by each eligible team member through our third-party learning content platform, resulting in more than 785 hours of Diversity and Inclusion content consumed by this AIP eligible population;
•Providing in-person unconscious bias training through a Diversity and Inclusion expert to all Aaron's Business Vice Presidents and above and incorporating this training as a component of the executive incentive compensation plan;
•Providing access to unconscious bias training for all people leaders across the Aaron's Business through an e-learning platform;
•Providing executive sponsorship, monetary, and other support to each of the Aaron's Business EBRGs, each of which allow a safe space for traditionally underrepresented team members and their allies to connect and discuss experiences, provide educational and motivational events, enable mentorship opportunities for team members, provide professional development opportunities, and support the Company’s objectives related to developing team members and creating diversity awareness. Our active EBRGs include:
•Aaron's Women's Leadership Network (AWLN), whose mission is to connect team members who want to attract, develop, and advance talented women leaders at Aaron’s;
•Aaron's Black Leadership Exchange (ABLE), whose mission is to exchange information and ideas that create a path for personal and professional development of Black team members while strengthening our connection with our customers and community;
•Aaron's Pride Alliance (PRIDE), whose mission is to increase awareness, inclusion and wellbeing of lesbian, gay, bisexual, transgender, and questioning team members at Aaron’s, and to provide resources for community members and allies;
•Inspiring Growth and Unity at Aaron's for Latinos/Hispanics (IGUAL), whose mission is to create a foundation that empowers Latinos at Aaron’s by advocating for the betterment of the Latino community, both internally and externally, with various areas of focus such as business transformation, engagement, growth and leadership development within the organization;
•Aaron's Veterans and Allies (AVA), whose mission is to connect veterans and allies within Aaron’s for the purpose of providing support and education, engaging the communities we serve, and fostering personal and professional development through mentorships and access to resources; and
•Aaron's Disability Education Collective (ADEC), whose mission is to connect disabled team members and their allies within Aaron’s to provide support, education, and tools for interactions with the disabled community, engage with the communities we serve to support and advocate for the disabled community, and support disabled team members with both personal and professional growth opportunities;
•Engaging the Aaron's Business Diversity and Inclusion Council, which includes leaders from multiple functional areas and executive leadership, to provide management with support and oversight to our EBRGs;

•Celebrating cultural events for our Aaron's Business team members led by our EBRGs, including, but not limited to, Black History Month, Women's History Month, National Hispanic Heritage Month, Pride Month, Día de los Muertos, Juneteenth, International Day of Tolerance, International Women's Day, Martin Luther King, Jr. Day, Veteran's Day, National Disability Independence Day, BIPOC Mental Health Awareness Month, Family and Caregivers Month, and National Crown Day;
•Providing more inclusive ways for Aaron's Business team members to self-identify from a gender identity perspective;
•Utilizing diversity job boards to advertise job opportunities within the Aaron's Business;
•Participating in the Metro Atlanta Chamber's ATL Action for Racial Equity; and
•Conducting a talent review process designed to utilize a multi-factor approach to understand the talents of our Aaron's Business field leadership team members and their potential to become future Company leaders.
Development and Career Opportunities
We believe in attracting top talent with a competitive wage and benefits offering and retaining them by providing an environment where team members can see that their career has a clear path of growth. To help facilitate that growth, we provide tools, resources and programs that adapt and grow with our team members. Our efforts include:
•Providing all Aaron’s Business store support center team members and all Aaron's Business management access to a library of more than 16,000 third-party courses enabling the development of new skills that contribute to career growth and development. Team members consumed more than 5,300 hours of learning via this third-party platform in 2022. In addition, this learning content is scanned and reviewed internally, leading to targeted library content that focuses on topics and content areas determined to be of greatest relevance and importance to the organization;
•Delivering an in-house designed continuous learning program to avail Aaron's store team members a career path with the destination of their choosing while using custom learning solutions designed to add and confirm both competencies and proficiencies throughout all levels of their career. The learning takes a blended approach involving formal courses, self-directed learning, and on-the-job applications. In addition, the curriculum features internal experts educating and coaching others;
•Coordinating and deploying training to our management-level team members in 2022, including compliance, ethics and leadership training;
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
•Offering health, dental, and vision benefits for all eligible team members, including our eligible hourly store-based, fulfillment center, manufacturing, and call-center team members;
•Matching team members’ 401(k) plan contributions of up to 5% of eligible pay after one year of service;
•Providing paid time off (including volunteer activities in the community for eligible team members);
•Providing employee discounts for merchandise purchased;
•Providing confidential counseling for Aaron's Business team members through our Employee Assistance Program ("EAP");
•Providing a comprehensive suite of wellbeing offerings, including unlimited health coaching sessions, unlimited financial coaching sessions with a certified financial planner, and emotional support through our EAP counseling sessions and unlimited behavioral health coaching sessions via text, at no cost to our Aaron's Business team members;
•Providing paid parental leave to eligible Aaron's Business team members – maternity, paternity and adoption;
•Offering a tuition reimbursement program that provides eligible Aaron’s Business team members up to $3,000 per year (increased from $1,500 in prior years) for courses related to current or future roles at the Company; and
•Offering an employee stock purchase program for eligible Aaron's Business team members with a lookback and discount.
We strive to help team members maintain job stability so they are encouraged to stay with the Company and positioned to grow their skills and knowledge on the job. To reduce team member turnover, we engage in surveys with team members, conduct stay interviews to help identify any issues before they cause a team member to leave the Company, and review exit interview data, hotline calls and root cause analysis to help deter turnover.

Compliance Management Program
As a company with a formal Compliance Management Program, we maintain a robust program with oversight of policy and procedures, training, third party oversight, issues management, and monitoring and testing. The Compliance Management Program fosters collaboration between line of business owners to create a culture of compliance by assisting the business owners with establishing and maintaining current policies and procedures that align with the Company’s goals, strategy, and business objectives, including adherence to applicable laws and regulations.
We are committed to compliance with all applicable federal, state, provincial and local laws and regulations and conduct ongoing monitoring for new laws or regulations that impact our industry, business, or operational risk. We have mechanisms in place for consumers to submit complaints or feedback.
Compliance training is completed for new hires during onboarding and supplemented with annual and periodic refresher training thereafter to reinforce core compliance principles. Our compliance training is customized to our risk profile, business strategy and operations. Training of the Board, management and other team members is essential. Our training is comprehensive and specifically tailored to the particular responsibilities of the team members receiving it.
Under our Compliance Management Program, we are making ongoing improvements to our compliance-related policies and procedures, training, third party oversight, issues management, and testing and monitoring programs. This program is overseen by the Audit Committee as well as our management-level Compliance Committee.
Health and Safety of Team Members and Customers
Aaron's takes the safety of our team members and our customers seriously. Aaron's policies and training programs support our health and safety practices. Throughout the year, team members complete safety and compliance training relevant to their role. Completion of required safety and compliance training is closely managed to ensure that team members have the required skills and knowledge to perform safely and ethically. The following summarizes the Aaron's Business Health & Safety Program:
•Dedicated health & safety team providing program oversight and continued maturation efforts;
•Required annual and new hire formal safety training curriculum;
•Environmental, Health & Safety Audit Program for our fulfillment centers, service centers and manufacturing operations;
•Three lines of defense for safety auditing and checklist at Company operated retail stores;
•Driver qualification program;
•Continued investment in equipment and technology to provide our team members with the safest experience;
•Reporting on safety Key Performance Indicators to field and senior management regularly; and
•Oversight and governance by our Safety Committee made up of key executives and other members of management.
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
Labor Practices and Human Rights
All of our team members earn more than the federal minimum wage. The average hourly wage of a full-time hourly operations employee in our Company-operated stores, fulfillment and service centers, and divisional support staff, as of December 31, 2022, is $15.65, with a meaningful portion of those team members earning an average hourly wage of $16.50 or more. The average total compensation and benefits for a full-time hourly operations employee in our Company-operated stores, fulfillment -and service centers, and divisional support staff is approximately $35,000 including wages, bonuses and benefits, such as paid time off. Also, more than 97% of our Company-operated stores, fulfillment and service center, and divisional support staff team members are eligible to earn an incentive payment which allows us to meaningfully reward our high performing team members.
In addition to team member surveys and the analysis of exit interview data to deter turnover and support our team members in their job stability and growth, we maintain a Team Member Hotline, available 24 hours a day, through which team members may report (including anonymous reporting, if desired by the team member) concerns via phone or via an online portal. All reported matters are taken seriously and routed to the appropriate departments (i.e., Human Resources, Compliance, or Legal) for review, investigation, and closure after appropriate resolution. The 2022 annualized voluntary turnover rate in all corporate, stores, fulfillment centers and warehouse operations was 74%, and the 2022 annualized involuntary turnover rate in all corporate stores, fulfillment centers and warehouse operations was 33%.

The Company respects the rights of workers who offer services and create the products that we purchase from our suppliers. We communicate our expectations to provide us with safe, energy-efficient, high-quality products, and we hold our suppliers to a high standard because we strive to be an example of good human rights and labor practices throughout our business activities. We take care in the selection of our suppliers, and Aaron's also communicates its expectations on social conditions, worker safety and integrity in the workplace, and compliance with applicable laws through Aaron's Supplier Code of Conduct. The Supplier Code of Conduct outlines Aaron's expectations with respect to hiring practices, forced labor, child labor, discrimination, and other labor rights. Aaron's suppliers must comply with the Supplier Code of Conduct, conduct their business with a high level of integrity, and maintain accurate records to demonstrate that compliance. Specifically, Aaron's requires its suppliers, in accordance with applicable laws, to meet the following standards per the Supplier Code of Conduct and standard terms and conditions:
•Treat all workers with dignity and respect;
•Provide a safe, healthy, and clean work environment;
•Provide safe and healthy housing if supplier provides residential housing for its team members;
•Provide a discrimination, harassment, and punishment free environment;
•Pay workers at least the minimum wage and benefits required;
•Follow minimum working hour restrictions;
•Prohibit child labor, forced labor and human trafficking; and
•Comply with applicable laws (including any changes from time to time).
One of Aaron's largest suppliers is our own Woodhaven Furniture Industries manufacturing division, which supplies a significant portion of the upholstered furniture we lease or sell in Aaron's stores. All of Woodhaven's operations are based in the U.S., creating U.S. jobs, and all of the products manufactured are made in the U.S.
In December 2022, the Company adopted a Human Rights Policy that affirms our commitment to operating our business in a manner that recognizes the importance of human rights both locally and abroad. As such, the Company believes in upholding fundamental human rights and operating in compliance with human rights laws. The Company does not use or condone the use of slave labor or human trafficking. The Company also believes that team members should be treated fairly and with dignity by providing a work environment that is free from conduct that can be considered harassing, discriminatory, intimidating and/or disruptive, including sexual harassment. The Company does not tolerate harassment or discrimination and is committed to a workplace that fosters respect and dignity for all.
From time to time, we are party to legal proceedings arising in the ordinary course of business, including those alleging employment discrimination or violations of wage-and-hour laws. During 2022, the total amount we paid to resolve proceedings alleging employment claims was immaterial to our earnings. In our efforts to have all team members comply with applicable employment-related laws, to drive positive workplace conduct, to strive to foster a fair and equitable workplace, and to reduce the number of employment discrimination claims brought against us, we provide a variety of resources, including diversity, non-discrimination and anti-harassment training as part of the Company’s mandatory compliance training, for all eligible Aaron's Business team members, including team members in our call centers, fulfillment and service centers, store support center, and stores. We also have a team member hotline accessible to our team members via phone or the internet so that any concerns can be investigated promptly and thoroughly.
Working Capital
Our LTO model results in us remaining the owner of merchandise on lease until the customer obtains ownership of the item; therefore, our most significant working capital asset is lease merchandise currently on lease. Our store-based and e-commerce LTO and retail operations also require us to maintain significant levels of retail and lease merchandise inventories available for lease and retail purchase to provide the service levels demanded by our customers and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such merchandise levels. We believe our cash on hand, operating cash flows, and availability under our credit agreement is adequate to meet our normal liquidity requirements.
Raw Materials
The principal raw materials we use in furniture manufacturing at Woodhaven are fabric, foam, fiber, wire-innerspring assemblies, plywood, oriented strand board and hardwood. All of these materials are purchased in the open market from unaffiliated sources. We have a diverse base of suppliers; therefore, we are not dependent on any single supplier. The sourcing of raw materials from our suppliers is not overly dependent on any particular country. While we have not had any material interruptions in our manufacturing operations due to the COVID-19 pandemic-related shortages and current macroeconomic conditions impacting the pricing and availability of raw materials, there can be no assurances that disruptions to our supply of raw materials will not become more significant, or that the costs of those raw materials will not increase significantly, going forward due to inflation and the adverse impacts of the pandemic.
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
The Lease-to-Own Business Model
The LTO model offers customers an attractive alternative to traditional methods of purchasing furniture, appliances, electronics, computers and a variety of other products and accessories. In a standard LTO transaction, the customer has the option to acquire ownership of merchandise through a renewable LTO plan, usually 12 to 24 months, typically by making weekly, semi-monthly, or monthly lease renewal payments. The customer also has the option to cancel the agreement at any time without penalty by returning the merchandise to the lessor and only making payments required for the accrued lease period. If the customer renews the lease for each periodic renewal period through the completion of the lease ownership plan, they then obtain ownership of the item. In addition, LTO transactions typically include early ownership options, free delivery and in-home set-up of the merchandise, free repairs for defective merchandise, and other benefits.
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

LTO businesses benefit from relatively stable, renewable lease revenues and predictable cash flows provided by pools of lease agreements originated in prior periods. Our renewable lease revenue streams help insulate the business in times of macro-economic disruption and reduce reliance on current period sales and customer traffic for cash flows as compared to other retailing models. During the year ended December 31, 2022, approximately 68% of the Company's total revenue was generated from recurring revenue streams related to our contracted lease payments.
Our Market Opportunity
Our Aaron's Business core customer base is principally comprised of overlooked and underserved consumers in the U.S. and Canada with limited access to traditional credit sources. According to Fair Isaacs Corporation, more than 100 million people in the U.S. either have no credit score or have a score below 650. Historically, during economic downturns, our customer base expands due to tightened credit underwriting by banks and credit card issuers, as well as employment-related factors which may impact customers’ ability to otherwise purchase products from traditional retailers using cash or traditional financing sources. We have Aaron's stores strategically located in over 650 markets across the U.S. and Canada and are within five miles of 42.9% of U.S. households. Our stores are designed and merchandised to appeal to customers across different types of markets, including urban, suburban, and rural markets.
BrandsMart U.S.A. is the low-price leader and retailer of choice for consumers looking to purchase appliances, consumer electronics, and other household goods in the key markets we serve, primarily south Florida and Georgia. We believe our competitive position in both price and selection is a meaningful differentiator in attracting new and repeat customers from across the income and credit spectrum.
Government Regulation
Our LTO operations are extensively regulated by and subject to the requirements of various federal, state, provincial, and local laws and regulations, and are subject to oversight by various government agencies. In general, such laws regulate applications for leases, pricing, late charges and other fees, lease disclosures, the content of advertising materials, and certain lease renewal and collection procedures.
Violations of certain provisions of these laws may result in material penalties. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our business, results of operations or financial condition.
At the present time, no federal law specifically regulates the LTO transaction. Federal legislation to regulate the transaction has been proposed from time to time. In addition, certain elements of the business including matters such as renewal activity, marketing disclosures to customers and customer contact may be subject to federal laws, regulation, and/or oversight by federal regulators.
There has been increased legislative and regulatory attention in the U.S., at both the federal and state levels, on financial services products offered to near-prime and subprime consumers in general, which may result in an increase in legislative regulatory efforts directed at the LTO industry. We cannot predict whether any such legislation or regulations will be enacted and what the impact would be on us.
Additional regulations at both the state and federal level are under consideration, as the attention placed on financial services products and consumer debt transactions, including consumer debt collection practices, has grown significantly. For instance, certain changes have been proposed to federal bankruptcy law that may result in a change to the treatment of an LTO transaction to one where the lessor is treated as an unsecured creditor for bankruptcy purposes. If enacted, such treatment would likely impact our ability to obtain payment or a return of our merchandise for customers who file bankruptcy.
We believe we are in material compliance with all applicable laws and regulations. Although we are unable to predict the results of any regulatory initiatives, we do not believe that existing and currently proposed regulations will have a material adverse impact on our business, results of operations or financial condition.
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
From time to time, federal regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward the LTO industry, or toward certain companies within the industry.
In addition to federal regulatory oversight, currently, nearly every state and most provinces in Canada specifically regulate LTO transactions via state or provincial statutes, including states and provinces in which we currently operate our stores. Most LTO laws require LTO companies to disclose to their customers the total number of payments, the amount and timing of each payment, the total amount of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state LTO laws may limit the retail price for an item, the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that LTO companies may charge on LTO transactions, generally defining "cost-of-rental" as the amount paid for lease ownership in excess of the "retail" price of the goods. Our long-established policy in all states is to disclose the terms of our LTO transactions as a matter of good business ethics and customer service. We believe we are in material compliance with the various state LTO laws.
Available Information
We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports and the Proxy Statement for our Annual Meeting of Shareholders. Our Internet address is www.aarons.com.
ITEM 1A. RISK FACTORS
The Company’s business is subject to certain risks and uncertainties. Any of the following risk factors to one or more of our business segments could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face, but represent the risks that we believe are material. There may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.
Summary of Risk Factors
Risks Related to Our Business
•Federal and state regulatory authorities are increasingly focused on our industry, and in addition to being subject to various existing federal, state and provincial laws and regulations, we may be subject to new or additional federal, state and provincial laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, pricing restrictions, fines, penalties or other government-required payments by us, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may have a material adverse effect on our business, results of operations or financial condition.
•From time to time we are subject to regulatory and legal proceedings which seek material damages or seek to place significant restrictions on our business operations. These proceedings may be negatively perceived by the public and materially and adversely affect our business, liquidity and capital resources.
•Certain judicial or regulatory decisions may restrict or eliminate the enforceability of certain types of contractual provisions, such as mandatory arbitration clauses and class action waivers, designed to limit costly litigation, as a dispute resolution method, which could have a material adverse effect on our business.
•Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
•The current inflationary environment could adversely impact our business through increased costs to attract and retain talent, increased raw materials costs, increased logistical costs to get product from suppliers to customer’s homes and the acceleration of prices beyond the norm resulting in lower lease volumes.
•We depend on hiring an adequate number of hourly team members to run our business and are subject to government laws and regulations concerning these and our other team members, including wage and hour regulations. Our inability to recruit, select, train and retain qualified team members or violations by us of employment or wage and hour laws or regulations could have a material adverse effect on our business, results of operations or financial condition.
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
•If our IT systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses, any of which could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to the BrandsMart U.S.A. Acquisition
•The BrandsMart U.S.A. acquisition may create risks and uncertainties which could materially and adversely affect our business and results of operations.
•We may be unable to realize the anticipated synergies from the BrandsMart U.S.A. acquisition or may incur additional and/or unexpected costs in order to realize them.
Risks Related to Operations and Strategy
•We face many challenges which could have a material adverse effect on our overall results of operations, including the commoditization of certain product categories, increasing competition from a growing variety of sources, a decentralized, high-fixed-cost operating model, adverse consequences to our supply chain function from decreased procurement volumes and from the COVID-19 pandemic, and lower lease volumes, and thus, less recurring revenues written into our customer lease portfolio.
•We are implementing a new strategic plan within our business designed to strengthen and grow our business and generate capital for investment by growing revenue, further reducing costs and strengthening operating margins, and there is no guarantee that it will be successful.
•Our growth strategies may be unsuccessful if we are unable to identify and complete future acquisitions and successfully integrate acquired businesses or assets.
•We could lose our access to third-party data sources, including, for example, those sources that provide us with data that we use as inputs into our centralized decisioning tools, which could cause us competitive harm and have a material adverse effect on our business, results of operations or financial condition.
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
•The COVID-19 pandemic and its continuing impacts may have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flow in the future.
Risk Related to the LTO Industry
•The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state, provincial, and local government officials, and if those negative characterizations become increasingly accepted by consumers, demand for our services and the transactions we offer could decrease and our business, results of operations or financial condition could be materially and adversely affected.
Risks Related to our Franchisees
•We may engage in, or be subject to, litigation with our franchisees.
•Operational compliance and other failures by our franchisees may adversely impact us.
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

General Risks
•The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions, and unfavorable economic conditions in the markets where we operate could result in increases in lease merchandise write-offs, among other things, which could materially and adversely affect our financial performance.
•The geographic concentration of our store locations may have an adverse impact on our financial performance due to economic downturns and severe weather events in regions where we have a high concentration of stores.
•Our current insurance program may expose us to unexpected costs, including casualty and accident-related self-insured losses, and negatively affect our financial performance.
•We are subject to sales, income and other taxes, which can vary by jurisdiction and be difficult and complex to calculate due to the nature of our business. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
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
Risks Related to Ownership of Our Common Stock
•Shareholders’ percentage of ownership in us may be diluted in the future.
•We cannot guarantee the timing, amount or payment of dividends on our common stock.
•As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and our failure to do so could materially and adversely affect us.
•Our amended and restated bylaws designate the Georgia State-wide Business Court in the State of Georgia as the exclusive forum for certain litigation, which may limit our shareholders’ ability to choose a judicial forum for disputes with us.
•Certain provisions in our articles of incorporation and bylaws, and of Georgia law, may deter or delay an acquisition of us.
Risks Relating to Our Business
Legal and Regulatory Risks
Federal and state regulatory authorities are increasingly focused on consumer-facing industries, including LTO and retail, and in addition to being subject to various existing federal, state and provincial laws and regulations, we may be subject to new or additional federal, state and provincial laws and regulations (or changes in interpretations of existing laws and regulations) that could expose us to government investigations, pricing restrictions, fines, penalties or other government-required payments by us, significant additional costs or compliance-related burdens that could force us to change our business practices in a manner that may have a material adverse effect on our business, results of operations or financial condition.
Federal regulatory authorities such as the Federal Trade Commission (the "FTC") are increasingly focused on the subprime financial marketplace in which the LTO industry operates, and any of these federal agencies, as well as state regulatory authorities, may propose and adopt new regulations, or interpret existing regulations in a manner, that could result in significant adverse changes in the regulatory landscape for businesses such as our Aaron's and BrandsMart Leasing businesses that include LTO. In addition, we believe federal and state regulators are increasingly holding LTO businesses to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing the LTO industry have been adopted. We expect this increased focus by federal and state regulatory authorities to continue to intensify. Regulators and courts may apply laws or regulations to our businesses in inconsistent or unpredictable ways that may make compliance more difficult, expensive and uncertain. This increased attention at the federal and state levels, as well as the potential for scrutiny by certain municipal governments, could increase our compliance costs significantly and materially and adversely impact the manner in which we operate. For more information, see "Business—Government Regulation."
Nearly every state, the District of Columbia, and most provinces in Canada specifically regulate LTO transactions. Furthermore, certain aspects of our business segments, such as the content of our advertising and other disclosures to customers about our LTO transactions, and our lease renewal and collection practices (as well as those of third parties), the manner in which we contact our customers, our customer lease decisioning process regarding whether to lease merchandise to customers, and any payment information we may decide to furnish to consumer reporting agencies are subject to federal and state laws and regulatory oversight.
In addition, the manner in which we process and store certain customer, employee and other information are subject to federal and state laws and regulatory oversight. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which became effective on January 1, 2020, has changed the manner in which our LTO and retail transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer data, which will result in increased regulatory oversight and litigation risks and increase our compliance-related costs in California. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act ("CPRA"), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions became effective on January 1, 2023. Moreover, other states have adopted or may adopt privacy-related laws whose restrictions and requirements differ from those of the CCPA and CPRA, requiring us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance.
Many of these laws and regulations are evolving, creating unclear and inconsistent requirements across various jurisdictions, and complying with them is difficult, expensive and uncertain. Furthermore, legislative or regulatory proposals regarding our industry, or interpretations of them, may subject us to "headline risks" that could negatively impact our business in a particular market or in general and, therefore, may adversely affect our share price. New laws and regulations (or differing interpretations of existing regulations), if adopted, could also adversely impact or current operations and the regulatory landscape for businesses such as ours.
We have incurred and will continue to incur substantial costs to comply with federal, state and provincial laws and regulations. In addition to compliance costs, we may continue to incur substantial expenses to respond to federal, state and provincial government investigations and enforcement actions, proposed fines and penalties, criminal or civil sanctions, and private litigation, including those arising out of our or our franchisees’ alleged violations of existing laws and/or regulations.
Additionally, as we execute on our strategic plans, we may continue to expand into complementary businesses that engage in retail, financial, banking or lending services, or LTO or rent-to-rent transactions involving products that we do not currently offer our customers, all of which may be subject to a variety of statutes and regulatory requirements in addition to those regulations currently applicable to our legacy operations, which may impose significant costs, limitations or prohibitions on the manner in which we currently conduct our businesses as well as those we may acquire in the future.
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
Certain judicial or regulatory decisions may restrict or eliminate the enforceability of certain types of contractual provisions, such as mandatory arbitration clauses and class action waivers, designed to limit costly litigation, as a dispute resolution method, which could have a material adverse effect on our business.
To attempt to limit costly and lengthy consumer, employee and other litigation, including class actions, we require customers entering into LTO transactions and team members across all business segments to sign arbitration agreements and class action waivers, many of which offer opt-out provisions. Recent judicial and regulatory actions have attempted to restrict or eliminate the enforceability of such agreements and waivers. If we are not permitted to use arbitration agreements and/or class action waivers, or if the enforceability of such agreements and waivers is restricted or eliminated, we could incur increased costs to resolve legal actions brought by customers, team members and others, as we would be forced to participate in more expensive and lengthy dispute resolution processes, any of which could have a material adverse effect on our business.

Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs.
The products we lease and sell through our business segments are subject to regulation by the United States Consumer Product Safety Commission and similar state regulatory authorities, as well as regulatory authorities in Canada. Such products could be subject to recalls and other actions by these authorities. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our business, results of operations or financial condition. In addition, given the terms of our lease agreements with our customers, in the event of such a product quality or safety issue, customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease agreements, which could have a material adverse effect on our business, results of operations or financial condition, if we are unable to recover those losses from the vendor who supplied the defective merchandise.
Inflation Risk
The current inflationary environment could adversely impact our business through increased costs to attract and retain talent, increased raw materials costs, increased logistical costs to get product from suppliers to customer’s homes and the acceleration of prices beyond the norm resulting in lower lease volumes.
Our financial performance could be adversely impacted by relative rates of inflation, which are subject to market conditions. The ongoing labor shortages have increased the costs to attract and retain talent. Sign-on bonuses, enhanced wages and other inducements have increased our costs and are expected to continue to increase our costs, which could have an adverse effect on our margins and profitability and there can be no assurances that such measures will be adequate to attract and retain talent. Commodities used in some of our products, including our Woodhaven manufactured products, can be subject to availability constraints and price volatility caused by supply conditions, government regulations and general economic conditions and other unpredictable factors, which may further increase our costs. Our logistical costs related to transporting and shipping our merchandise to our distribution centers and store locations and delivery to our customers may increase. Additionally, the cost of construction materials we use to build and remodel our stores is also subject to price volatility based on market and economic conditions. Higher construction material prices could increase the capital expenditures needed to construct our new store concept or for re-engineering or remodeling an existing store and, as a result, could increase the investment required.
We have limited or no control over many of these inflationary forces on our costs. These inflationary pressures could impact our net sales and earnings. If the price of goods changes as a result of inflation, we may be unable to adjust our retail prices and lease payments accordingly, which could adversely impact our earnings. Changes in prices could also negatively impact our sales and earnings if our competitors react more aggressively or if our customers curtail entering into sales and lease agreements for the merchandise we offer or enter into agreements that generate less revenue for us, resulting in lower lease volumes.
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
Our workforce is comprised primarily of team members who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, select, train, and retain a large number of hourly team members, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there has historically been significant competition for team members, including from retailers distribution centers, delivery services and restaurants. In addition, the competitive nature of the hourly labor market, including an increasing number of jobs, whether in-person or remote work, ad an increasing wage rate for those available for those jobs, may make it more difficult for us to attract candidates for our open hourly positions. The lack of availability of an adequate number of hourly team members, or our inability to attract and retain them, or an increase in wages and benefits to attract and maintain current team members, could adversely affect our business, results of operations or financial condition. We are subject to applicable rules and regulations relating to our relationship with our team members, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, results of operations or financial condition.

The loss of the services of our key executives, or our inability to attract, develop and retain key talent could have a material adverse effect on our business and operations.
We believe that we have benefited substantially from our current executive leadership and that the unexpected loss of their services in the future could adversely affect our business and operations. We also depend on the continued services of the rest of our management team. The loss of certain of these individuals without adequate replacement could adversely affect our business. Further, we believe that the unexpected loss of certain key talent in the future could have a material adverse effect on our business and operations. We do not carry key business person life insurance on any of our key business personnel. The inability to attract, develop and retain qualified individuals, or a significant increase in the costs to do so, could have a material adverse effect on our operations.
Cyber-Security and Technology Risks
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
Our business involves the collection, processing, transmission and storage of customers’ personal and confidential information, as well as confidential information about our team members, among others. Much of this data constitutes confidential personally identifiable information ("PII") which, if unlawfully accessed, either through a "hacking" attack or otherwise, could subject us to significant liabilities as further discussed below.
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
The regulatory environment related to information security, data collection and use, and consumer privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. For example, the CCPA (as amended by the CPRA), which became effective in January 2020, has changed the manner in which our transactions with California residents are regulated with respect to the manner in which we collect, store and use consumer and employee data; expose our operations in California to increased regulatory oversight and litigation risks; and increase our compliance-related costs. Moreover, other states have adopted or may adopt privacy-related laws whose restrictions and requirements differ from those of the CCPA and CPRA. Compliance with changes in consumer privacy and information security laws may result in significant expense due to increased investment in technology, the development of new operational processes and oversight. Failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. We also have contractual obligations that might be breached if we fail to comply. A significant privacy breach or failure to comply with privacy and information security laws could have a material adverse effect on our reputation, business, results of operations or financial condition.
We also believe successful data breaches or cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general.
If our IT systems are impaired, our business could be interrupted, our reputation could be harmed and we may experience lost revenues and increased costs and expenses, any of which could have a material adverse impact on our business, results of operations and financial condition.
We rely on our IT systems to carry out our in-store and e-commerce customer lease decisioning process and to process lease and retail transactions with our customers, including tracking and processing lease payments on merchandise, processing retail transactions and lease or credit applications, and other important functions of our business. Failures of our systems, such as "bugs", crashes, internet failures and outages, operator error, or catastrophic events, could seriously impair our ability to operate our business, and our business continuity and contingency plans related to such IT failures may not be adequate to prevent that type of serious impairment. If our IT systems are impaired, our business (and that of our franchisees) could be interrupted, our reputation could be harmed, we may experience lost revenues or sales, including due to an interruption to our data-enabled customer lease decisioning and lease renewal and collection functions, and we could experience increased costs and expenses to remediate the problem. As we continue to centralize more of our operations, the risks and potential unfavorable impacts of systems failures will become more significant, and there can be no assurances that we can successfully mitigate such heightened risks.
Risks Related to BrandsMart U.S.A. Acquisition
The BrandsMart U.S.A acquisition may create risks and uncertainties which could materially and adversely affect our business and results of operations.
Since the consummation of the BrandsMart acquisition, we have experienced significantly more sales, and have more assets and employees than we did prior to the transaction. The integration process requires us to expend significant capital and significantly expand the scope of our operations and financial systems. Our management is required to devote a significant amount of time and attention to the process of integrating the operations of our business with that of the BrandsMart business. There is a significant degree of difficulty and management involvement inherent in that process.
These difficulties include:
•integrating the operations of the BrandsMart business while carrying on the ongoing operations of the Aaron's and Woodhaven businesses;
•Developing, launching, and managing an in-house LTO purchase solutions, BrandsMart Leasing;
•managing a significantly larger company than before consummation of the BrandsMart business;
•the possibility of faulty assumptions underlying our expectations regarding the integration process, including, among other things, unanticipated delays, costs or inefficiencies;
• the effects of unanticipated liabilities;
•operating a more diversified business;
•integrating two separate business cultures;
•attracting and retaining the necessary personnel associated with the BrandsMart business;
•maintaining relationships with suppliers;
•the challenge of integrating complex systems, IT systems, data privacy and security systems and our ability to maintain the privacy and security of BrandsMart's customer, employee or other confidential information;
•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and
•integrating information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems.
If any of these factors limit our ability to integrate the BrandsMart business into our operations successfully or on a timely basis, the expectations of future results of operations, including certain run-rate synergies expected to result from the BrandsMart U.S.A. acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the BrandsMart U.S.A acquisition, which could also affect our ability to service our debt obligations. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our larger Aaron's Business, including efforts to further expand our product selection.

We may be unable to realize the anticipated synergies from the BrandsMart U.S.A. acquisition or may incur additional and/or unexpected costs in order to realize them.
There can be no assurance that we will be able to realize the anticipated synergies from the BrandsMart U.S.A. acquisition in the anticipated amounts or within the anticipated timeframes or costs expectations or at all. We have implemented a series of initiatives that we expect to result in recurring, annual run-rate synergies. We have incurred, and expect to incur, one-time, non-recurring costs to achieve such synergies. These or any other cost savings or operational improvements that we realize may differ materially from our estimates. We cannot provide assurances that these anticipated synergies will be achieved or that our programs and improvements will be completed as anticipated or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues or through increases in other expenses.
Risks Related to Operations and Strategy
We face many challenges which could have a material adverse effect on our overall results of LTO and retail operations, including the commoditization of certain product categories, increasing competition from a growing variety of sources, a decentralized, high-fixed-cost operating model, adverse consequences to our supply chain function from decreased procurement volumes and from COVID-19 related supply chain disruptions, and with respect to the LTO business, lower lease volumes, and thus, less recurring revenues written into our customer lease portfolio.
Our business currently faces and may face new challenges relating to the commoditization of certain product categories. For example, due to an increasing supply of electronics, and retail strategies that include implementing frequent price-lowering sales and using certain electronics as “loss leaders” to increase customer traffic in stores, there is significant price-based competition or “commoditization” of electronics, particularly for televisions. We do not expect the commoditization of the electronics category to subside and it may expand to other product categories with increasing frequency in the future, including appliances and furniture. We also face competition from a growing variety of sources, including traditional and virtual LTO and rent-to-rent companies, Buy Now, Pay Later companies, traditional and “big-box” retailers, the continued expansion of digital retail, which includes a wide array of e-commerce retailers that have established far larger digital operations than our aarons.com and brandsmartusa.com e-commerce platforms have been able to achieve to date, traditional and on-line providers of used goods, and indirectly from financing companies, such as payday and title loan companies, who provide customers with loans that enable them to shop at traditional retailers. This increasing competition from these sources may reduce our market share as well as our operating margins, and may have a material adverse effect on our overall results of operations. Many of the competitors discussed above have more advanced and modern e-commerce, logistics and other technology applications and systems that offer them a competitive advantage in attracting and retaining customers for whom we compete, especially with respect to younger customers. In addition, those competitors may offer a larger selection of products and more competitive prices.
We believe the significant increase in the amount and type of competition, as discussed above, may result in LTO customers curtailing entering into sales and lease ownership agreements for the types of merchandise we offer, or entering into agreements that generate less revenue for us, resulting in lower same store revenues, revenue and profits, or entering into lease agreements with our competitors. With respect to LTO, we calculate same store revenues growth, which is impacted by the amount of recurring lease revenues written into and exiting our customer lease portfolio in current and prior periods and by the amount of that revenue we collect from our customers, by comparing revenues for comparable periods for stores open during the entirety of those periods. A number of factors have historically affected our same store revenues for the LTO business, including:
•changes in competition;
•general economic conditions;
•economic challenges faced by our customer base;
•new product introductions;
•consumer trends;
•rising interest rates;
•lease merchandise write-offs;
•changes in our merchandise mix;
•timing of promotional events;
•our ability to execute our business strategy effectively; and
•the favorable impact of government stimulus and supplemental unemployment benefits on our collections, during the COVID-19 pandemic.

Our business has a decentralized, high fixed cost operating model due to, among other factors, our significant labor related to our selling and lease renewal and collections functions, the costs associated with our last-mile delivery, our fulfillment centers and related logistics functions, and our manufacturing operations. That model may result in negative operating leverage in a declining revenue environment, as we may not be able to reduce or “deleverage” those fixed costs in proportion to any reduction in the revenues of our business, if at all, and our failure to do so may adversely affect our overall results of operations.
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
We are implementing a new three-year strategic plan within our business designed to strengthen and grow our business and generate capital for investment by growing revenue, further reducing costs and strengthening operating margins, and there is no guarantee that the new three-year plan will be successful.
Our new three-year strategic plan for our business includes a number of key initiatives to grow revenue, further reduce costs and improve profitability, and operating margins, including centralizing and investing in key processes, such as customer lease decisioning and payments, rationalizing and repositioning real estate, enhancing our e-commerce platforms and digital optimization channels, enhancing and growing BrandsMart, achieving BrandsMart synergies announced at the acquisition date, and optimizing our cost structure. There is no guarantee that these initiatives will be successful. For example, we may not be successful in our attempts to attract new customers to our brand, develop the technology needed to further enhance our customers’ experiences with us, or align our store footprint with market opportunities due to an inability to secure new store locations, or otherwise.
With respect to centralizing key processes, we have implemented a data-enabled customer lease decisioning process in all of our company-operated Aaron's stores and within our BrandsMart Leasing business, and in the franchised Aaron's stores as well. We may not execute the procedural and operational changes and systems necessary to successfully implement the centralized decisioning initiative, and it is possible that data-enabled customer lease decisioning will not be as effective or accurate as the decentralized, store-based decisioning process we historically used in our business.
Regarding our real estate strategy, the buildout of our new Aaron's store concept and operating model includes geographically repositioning a significant number of our store locations into larger buildings and/or into different geographic locations that we believe will be more advantageous, and also re-engineering and remodeling certain existing stores, to provide for larger selections of merchandise and other more complex features. We expect to incur significant capital costs, including build-out or remodeling costs for this new store concept and operating model and exit costs from the termination of current leases and sale of current properties. We have not historically managed or operated stores with larger footprints or more complex, reengineered stores and operating models, and thus, we expect that our management team and store team members for those locations will need to adjust to managing and operating larger, more complex stores, and there can be no assurances that those stores will be successful. In addition, we are exploring a new “Hub and Showroom” model to improve operational efficiencies in select markets. This is a new strategy and we have not historically managed and operated stores in this capacity and thus there can be no assurances that this “Hub and Showroom” model will be successful.
Our BrandsMart U.S.A. strategy consists of maintaining our current store locations and expanding our reach to additional markets by opening one or two new stores per year. With each store, we expect to incur significant capital costs, including building and development costs, and to enter into a multi-year lease.

There can be no assurance that the real estate component of our strategy will be successful. For example, we may not be successful in transitioning the customers of our stores that are closed or repositioned to other stores that remain open or to our new store concept and operating model, and thus, could experience a reduction in revenue and profits associated with such a loss of customers. In addition, we may not be able to identify and secure a sufficient number of store locations that are able to support our new Aaron's store concept and/or our new BrandsMart U.S.A. stores, at reasonable lease rates and terms, or at all.
Our e-commerce platforms also are a significant component of our strategic plan and we believe they will drive future growth of both segments. However, to promote our products and services and allow customers to transact on-line and reach new customers, we must effectively maintain, improve and grow our e-commerce platforms and digital acquisition channels. While we believe our aarons.com e-commerce platform currently is superior to those of our traditional LTO competitors, many of the traditional, virtual and “big-box” retailers and other companies with whom we compete have more robust e-commerce platforms and logistics networks than ours, and have more resources to dedicate to improving and growing their e-commerce platforms. In addition, although we continue to make improvements to our BrandsMart U.S.A. e-commerce platform, we may not have the same e-commerce platforms and logistics as our larger nationwide competitors. For both our business segments, there can be no assurance that we will be able to effectively compete against those companies’ e-commerce platforms and logistics networks, or maintain, improve or grow our e-commerce platform in a profitable manner.
There can be no guarantee that our strategy for our business, and our current or future business improvement initiatives related thereto, will yield the results we currently anticipate (or results that will exceed those that might be obtained under prior or other strategies). We may fail to successfully execute on one or more elements of our current strategy, even if we successfully implement one or more other components. In addition, the estimated costs and charges associated with these initiatives may vary materially and adversely based upon various factors.
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
•adverse effects on our ability to maintain relationships with customers, team members, suppliers or other key stakeholders;
•inherent risk associated with entering a geographic area or line of business in which we have no or limited experience;
•difficulty in assimilating the operations and personnel of an acquired company within our existing operations, including the consolidation of corporate and administrative functions;
•the challenge of integrating complex systems, IT systems, data privacy and security systems and our ability to maintain the privacy and security of customer, employee or other confidential information;
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
Our Aaron's Business and BrandsMart Leasing businesses are heavily dependent on data provided by third-party providers such as customer attribute data provided by external sources, including for use as inputs in our centralized decisioning tools. Our centralized decisioning tools rely on these third-party data providers for data inputs that are a critical part of our centralized decisioning processes. Our data providers could experience outages or otherwise stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including a perception that our systems are insecure as a result of a data security breach, regulatory concerns or for competitive reasons. We could also become subject to increased legislative, regulatory or judicial restrictions or mandates on the collection, disclosure, retention or use of such data, in particular if such data is not collected by our providers in a way that allows us to legally use the data. If we were to lose access to this external data or if our access or use were restricted or were to become less economical or desirable, our business, and our centralized decisioning processes in particular, would be negatively impacted, which could have a material adverse effect on our business, results of operations or financial condition. We cannot provide assurance that we will be successful in maintaining our relationships with these external data source providers or that we will be able to continue to obtain data from them on acceptable terms or at all. Furthermore, we cannot provide assurance that we will be able to obtain data from alternative sources if our current sources become unavailable.
We must successfully order and manage our inventory to reflect customer demand and anticipate changing consumer preferences and buying trends or our revenue and profitability will be adversely affected.
The success of our business depends upon our ability to successfully manage our inventory and to anticipate and respond to merchandise trends and customer demands in a timely manner. We cannot always accurately predict consumer preferences and they may change over time. We must order certain types of merchandise, such as electronics, well in advance of seasonal increases in customer demand for those products. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our merchandise, our customers’ product preferences or our customers’ leasing or buying habits, our revenue may decline significantly, and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins. In addition, our level of profitability and success in the LTO business depends on our ability to successfully re-lease or sell our inventory of merchandise that is returned by customers that are unwilling or unable to continue making their lease renewal payments, or otherwise.
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
Our competitors include national, regional and local “big-box” retailers operators of LTO stores, and virtual LTO companies that offer LTO options through traditional independent, traditional and on-line providers of used goods and merchandise, Buy Now, Pay Later companies, traditional, “big-box” and e-commerce retailers (including retailers who offer layaway programs) and various types of consumer finance companies, including installment, payday and title loan companies, that may enable our customers to shop at traditional or on-line retailers, as well as rental stores that do not offer their customers a purchase option. Our competitors in the traditional and virtual sales and lease ownership and traditional retail markets may have significantly greater financial and operating resources and greater name recognition in certain markets. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. In addition, some of our competitors may be willing to lease certain types of products that we will not agree to lease, enter into customer leases that have services, as opposed to goods, as a significant portion of the lease value, or engage in other practices related to pricing, compliance, and other areas that we will not, in an effort to gain market share at our expense. Our inability to attract new customers, or loss of current customers, could have a material adverse effect on our business, results of operations or financial condition.
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
We assume behavior and attributes observed for prior customers, among other factors, are indicative of performance by future customers. Unexpected changes in behavior caused by macroeconomic conditions, including, for example, the United States economy experiencing a prolonged recession and job losses related to the COVID-19 pandemic, the reduction of any government stimulus programs, the resumption of any eviction proceedings, the resumption of student loan payments and changes in consumer behavior relating thereto, could lead to increased incidence and costs related to lease merchandise write-offs. Due to the nature and novelty of the COVID-19 pandemic, our customer lease decisioning process may require adjustments and the application of greater management judgment in the interpretation and adjustment of the results produced by our decisioning tools and we may be unable to accurately predict and respond to the impact of a prolonged economic downturn or changes to consumer behaviors, which in turn may limit our ability to manage risk, avoid lease merchandise write-offs and could result in our accounts receivable allowance being insufficient.
For Aaron's business segment, our proprietary algorithms and customer lease decisioning tools used to approve customers could no longer be indicative of our customers’ ability to perform under their lease agreements with us, even after the COVID-19 pandemic subsides.
We believe our data-enabled customer lease decisioning process to be a key to the success of our Aaron's Business segment going forward. Even after the COVID-19 pandemic subsides, unexpected changes in behavior caused by macroeconomic conditions such as the United States economy experiencing a recession and job losses related thereto, increases in interest rates, inflationary pressures, reduced availability of government stimulus, resumption of eviction proceedings, resumption of student loan payments, changes in consumer preferences, availability of alternative products or other factors, could lead to increased incidence and costs related to defaulted leases and/or merchandise losses, including increased lease merchandise write-offs. Such unexpected changes in behavior caused by such factors could result in behaviors and attributes observed for prior customers no longer being indicative of performance by future customers, and thus, our data-enabled lease decisioning process not being as effective as we had expected.
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
The COVID-19 pandemic and its continuing impacts may have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flow in the future.
The COVID-19 pandemic may have a material adverse effect on our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The government measures in response to COVID-19 have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events as well as a general decline in economic activity and consumer confidence and increases in job losses and unemployment. Additionally, we have experienced disruptions in our supply chain which have impacted product availability in some of our stores and, in some situations, required us to procure inventory from alternative sources at higher costs. Because of the size and breadth of this pandemic, all the direct or indirect consequences of COVID-19 are not yet known and may not emerge for some time.

As the virus continues to evolve in the U.S., or if other pandemics, epidemics or similar public health threats (or fears of such events) were to occur, our business, results of operations or financial condition may be materially and adversely affected. The COVID-19 pandemic has adversely impacted unemployment rates, consumer confidence and other aspects of the United States and many other economies, and may continue to do so for an extended period of time. Additionally, workforce costs associated with the COVID-19 pandemic, such as healthcare costs, paid leave, enhanced cleaning and sanitation and vaccine incentive programs, are higher. There may be further increases in unemployment, and further deterioration in other aspects of the economy, as the duration of the COVID-19 pandemic continues and/or its severity increases.
We have offered, and may in the future offer, programs to support our customers who are impacted by COVID-19 and its adverse economic impacts, including payment deferrals, which may negatively impact our business, results of operations or financial condition in the near term. Notwithstanding these customer support programs, a continuation or worsening of current economic conditions may result in lower consumer confidence and our customers not entering into new lease agreements with us or lease modifications, or refraining from continuing to pay their lease obligations at all, which may materially and adversely affect our business and results more substantially over a longer period.
The extent of the impact of the outbreak of COVID-19 on our business, results of operations or financial condition will depend largely on future developments, all of which are highly uncertain and cannot be predicted. COVID-19 presents material uncertainty and risk with respect to our business going forward and our future results of operations or financial condition.
Risks Related to the LTO Industry
The transactions offered to consumers by our LTO businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state, provincial and local government officials, and if those negative characterizations become increasingly accepted by consumers, demand for our services and the transactions we offer could decrease and our business, results of operations or financial condition could be materially and adversely affected.
Certain consumer advocacy groups, media reports, federal and state regulators, and certain candidates for political offices have asserted that laws and regulations should be broader and more restrictive regarding LTO transactions. These consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This "cost-of-rental" amount, which is generally defined as the amount paid for lease ownership in excess of the "retail" price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with our LTO programs or the lack of viable alternatives for our customers’ needs. Although we strongly disagree with these characterizations, if the negative characterization of these types of LTO transactions becomes increasingly accepted by consumers, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, if the negative characterization of these types of transactions is accepted by regulators and legislators, or if political candidates who have a negative view of the LTO industry are ultimately elected, we could become subject to more restrictive laws and regulations and more stringent enforcement of existing laws and regulations, any of which could have a material adverse effect on our business, results of operations or financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, any failure by our competitors, including smaller, regional competitors, or our franchisees, for example, to comply with the laws and regulations applicable to the traditional and/or e-commerce models, or any actions by those competitors that are challenged by consumers, advocacy groups, the media or governmental agencies or entities as being abusive or predatory could result in our business being mischaracterized, by implication, as engaging in similar unlawful or inappropriate activities or business practices, merely because we operate in the same general industries as such competitors.
Risks Related to Our Aaron's Business Franchisees
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
Qualified franchisees who conform to our standards and requirements are important to the overall success of our business. Our franchisees, however, are independent businesses and not team members, and consequently we cannot and do not control them to the same extent as our company-operated stores. Our franchisees may fail in key areas, or experience significant business or financial difficulties, which could slow our growth, reduce our franchise revenues, damage our reputation, expose us to regulatory enforcement actions or private litigation and/or cause us to incur additional costs. If our franchisees experience business or financial difficulties, including, for example, in connection with inflation, rising interest rates, the slowing of consumer demand, labor shortages, the COVID-19 pandemic and business disruptions due to the ongoing conflict between Russia and Ukraine, we could suffer a loss of franchisee fees, royalties, and revenues and profits derived from our sales of merchandise to franchisees, and could suffer write-downs of outstanding receivables those franchisees owe us if they fail to make those payments to us. If we fail to adequately mitigate any such future losses, our business, results of operations or financial condition could be adversely impacted.
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
As of December 31, 2022, we have 57 franchisees that operate a total of 232 stores. One of the legal foundations fundamental to the franchise business model has been that, absent special circumstances, a franchisor is generally not responsible for the acts, omissions or liabilities of its franchisees. Recently, established law has been challenged and questioned by the plaintiffs’ bar and certain regulators, and the outcome of these challenges and new regulatory positions remains unknown. If these challenges and/or new positions are successful in altering currently settled law, it could significantly change the relationship between us and our franchisees and the way we and other franchisors conduct business and adversely impact our profitability.
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
General Risks
The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions, and unfavorable economic conditions in the markets where we operate could result in increases in lease merchandise write-offs, among other things, which could materially and adversely affect our financial performance.
The success of our business is dependent on factors impacting consumer spending that are not under our control, including general economic conditions in the markets where we operate, such as levels of employment, disposable consumer income, rising interest rates, consumer debt and availability of credit, cost of food, energy, and housing and inflationary trends related thereto, recessions and fears of economic downturns, business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine, and consumer confidence in general, all of which are beyond our control. Unfavorable general economic conditions, due to any one or more of these or other factors, could cause our customers and potential customers to forego purchasing or leasing merchandise from us, or to decrease the amount of merchandise that they otherwise may purchase or lease from us, especially with respect to merchandise considered to be discretionary items. Such unfavorable economic conditions and their related impact on our customers’ confidence could result in lower lease renewal rates, fewer new leases being entered into, increases in product returns, decreases in collections, and increases in lease merchandise write-offs, which could materially and adversely affect our business and financial results, including our revenue and profitability.
The geographic concentration of our store locations may have an adverse impact on our financial performance due to economic downturns and severe weather events in regions where we have a high concentration of stores.
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
Our current insurance program may expose us to unexpected costs, including casualty and accident-related self-insured losses, and negatively affect our financial performance.
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
We are subject to sales, income and other taxes, which can vary by jurisdiction and be difficult and complex to calculate due to the nature of our business. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations.
The application of indirect taxes, such as sales tax, is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the e-commerce or industry and, therefore, in many cases it is not clear how existing statutes apply to us. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in evolving interpretations of existing tax laws, discussions about tax reform and other legislative actions to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.
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
Our historical financial information prior to the separation included in this Annual Report on Form 10-K (the "Annual Report") is derived from the consolidated financial statements and accounting records of PROG Holdings (formerly known as Aaron’s Holdings Company, Inc., or Aaron’s, Inc. prior to the holding company formation). Accordingly, the historical financial information included in this Annual Report for periods prior to the separation does not necessarily reflect the financial condition or results of operations that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:
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
•Prior to the consummation of the separation on November 30, 2020, our business was integrated with the other businesses of PROG Holdings. Thus, we had shared economies of scope and scale in costs, team members, and certain vendor relationships. This loss of these economies of scope and scale may result in us paying higher charges than in the past for these services. This could have a material adverse effect on our business, results of operations, financial condition and the completion of the distribution.
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
Risks Related to Ownership of Our Common Stock
Shareholders’ percentage of ownership in us may be diluted in the future.
In the future, shareholders' percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity and stock-based awards that we will be granting to our directors, officers and team members. Such awards have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our amended and restated articles of incorporation allow us to issue, without approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
We cannot guarantee the timing, amount or payment of dividends on our common stock.
Although we expect to continue to pay a regular quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders will fall within the discretion of our Board. Our Board regularly evaluates our capital allocation strategy and dividend policy, and any future determination regarding the payment of dividends will depend on many factors, such as our financial condition, liquidity, earnings, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, corporate strategy, regulatory constraints, industry practice, statutory and contractual restrictions applying to the payment of dividends and other factors deemed relevant by our Board. No assurance can be given that cash dividends will continue to be declared and paid, and, if declared and paid, the amount of such dividends.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and our failure to do so could materially and adversely affect us.
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
The integration of acquired businesses, including the BrandsMart U.S.A. acquisition completed in April 2022, may result in our systems and controls becoming increasingly complex and more difficult to manage. The integration of BrandsMart U.S.A. may also result in material challenges to the Company’s control environment, including managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; unanticipated issues in integrating financial reporting and information technology infrastructure; and harmonizing the companies’ operating practices, internal controls, compliance programs and other policies, procedures and processes. We may also encounter difficulties in addressing possible differences in business backgrounds, corporate cultures and management philosophies, and maintaining adequate staffing, which could potentially pose challenges in the implementation and operation of controls. We may also identify or fail to identify potential deficiencies in internal controls at the acquired or combined business. The integration of the internal controls related to BrandsMart U.S.A. acquisition into ours is currently ongoing. We have excluded the acquisition of BrandsMart U.S.A. from our evaluation of internal control over financial reporting as of December 31, 2022. This exclusion is in accordance with the United States Securities and Exchange Commission’s guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for up to one year following the acquisition. Any difficulties in the assimilation of BrandsMart U.S.A. into our internal control framework could harm our operating results or cause us to fail to meet our financial reporting obligations in future periods.
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any shareholder (including a beneficial owner) to bring (a) any derivative action or proceeding brought on behalf of The Aaron's Company, (b) any action asserting a claim of breach of a fiduciary or legal duty owed by any current or former director, officer, employee, shareholder, or agent of The Aaron's Company to The Aaron's Company or The Aaron's Company shareholders, including a claim alleging the aiding and abetting of any such breach of fiduciary duty, (c) any action asserting a claim against the Company, its current or former directors, officers, team members, shareholders, or agents arising pursuant to any provision of the Georgia Business Code or our articles of incorporation or bylaws (as either may be amended from time to time), (d) any action asserting a claim against us, our current or former directors, officers, team members, shareholders, or agents governed by the internal affairs doctrine, or (e) any action against us, our current or former directors, officers, team members, shareholders, or agents asserting a claim identified in O.C.G.A. § 15-5A-3 shall be the Georgia State-wide Business Court. Our amended and restated bylaws also provide that, to the fullest extent permitted by law, if any action the subject matter of which is within the scope of the foregoing exclusive forum provisions is filed in a court other than the Georgia State-wide Business Court, such shareholder shall be deemed to have consented to (i) the personal jurisdiction of the Georgia State-wide Business Court in connection with any action brought in any such foreign court to enforce these exclusive forum provisions and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder’s counsel in the foreign action as agent for such shareholder. Our amended and restated bylaws also provide that the foregoing exclusive forum provisions do not apply to any action asserting claims under the Exchange Act or the Securities Act. These exclusive forum provisions will require our shareholders to bring certain types of actions or proceedings in the Georgia State-wide Business Court in the State of Georgia and therefore may prevent our shareholders from bringing such actions or proceedings in another court that a shareholder may view as more convenient, cost-effective, or advantageous to the shareholder or the claims made in such action or proceeding, and may discourage the actions or proceedings covered by these exclusive forum provisions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases retail store and warehouse space for most of its store-based operations, as well as corporate office space for store and e-commerce supporting functions, under operating leases expiring at various times through 2034. Most of the leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. The Company also has leased properties for furniture manufacturing, fulfillment centers, and service centers across the U.S.
The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Certain Company-operated Aaron's stores consist solely of a showroom. Below is a summary of our Aaron's Business Company-operated stores by location:

	Stores		Stores
Alaska	2	North Carolina	63
Alabama	30	New Hampshire	5
Arkansas	9	New Jersey	10
Arizona	26	New Mexico	19
California	33	Nevada	5
Colorado	8	New York	32
Connecticut	9	Ohio	58
Delaware	1	Oklahoma	24
Florida	75	Oregon	20
Georgia	69	Pennsylvania	36
Iowa	1	Rhode Island	2
Idaho	7	South Carolina	32
Illinois	16	Tennessee	41
Indiana	25	Texas	146
Kansas	7	Utah	2
Kentucky	6	Virginia	35
Louisiana	40	Vermont	3
Massachusetts	14	Washington	17
Maryland	11	West Virginia	1
Maine	6	Wyoming	1
Michigan	28	Canada	19
Missouri	12	Total Company-operated Aaron's Stores	1,034
Mississippi	28
BrandsMart U.S.A. stores average approximately 100,000 square feet. Below is a summary of our BrandsMart U.S.A stores by location:

Stores
Florida	8
Georgia	2
Total BrandsMart U.S.A. Stores	10
Our principal executive office is located at 400 Galleria Parkway SE, Suite 300, Atlanta, Georgia 30339. Below is a list of our principal facilities that are operational as of December 31, 2022:

LOCATION	SEGMENT, PRIMARY USE AND HOW HELD	SQ. FT.
Atlanta, Georgia	Executive/Administrative Offices – Leased	74,000
Ft. Lauderdale, Florida	Administrative Offices – Leased	25,150
Various properties in Cairo and Coolidge, Georgia	Furniture Manufacturing, Furniture Parts Warehouse, Administration and Showroom – Primarily Owned	738,000
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
The number of shareholders of record of the Company's common stock at February 24, 2023 was 272.
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
Issuer Purchases of Equity Securities
The following table presents our share repurchase activity for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1, 2022 through October 31, 2022	—	$—	—	$135,847,377
November 1, 2022 through November 30, 2022	187,476	10.55	187,476	133,869,290
December 1, 2022 through December 31, 2022	31,416	11.20	31,416	133,517,323
Total	218,892		218,892
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

Performance Graph
Comparison of 25 Month Cumulative Total Return*
Among The Aaron's Company, Inc., the S&P Smallcap 600 Index, S&P 600 Retailing Index, and the S&P 600 Specialty Retail Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/30/2020
12/31/2020
12/31/2021
12/31/2022
The Aaron's Company, Inc.
S&P Smallcap 600
S&P 600 Retailing Index
S&P 600 Specialty Retail Index

*$100 invested on 11/30/2020 in stock or index, including reinvestment of dividends for the fiscal period ending December 31, 2022.
The line graph above and the table below compare, for the period immediately after the separation and distribution date through the remainder of the fiscal year ending December 31, 2020 and the fiscal years ending December 31, 2021 and December 31, 2022, the dollar change in the cumulative total shareholder returns (assuming reinvestment of dividends) on the Company's common stock with that of the S&P Smallcap 600 Index, the S&P 600 Retailing Index, and the S&P 600 Specialty Retail Index. We regularly evaluate our Peer Group Indexes to ensure each is reflective of our Company's business operations and characteristics. Prior to 2022, the Company's Peer Group indexes consisted of the S&P Smallcap 600 Index and the S&P 600 Retailing Index. During the year ended December 31, 2022, management elected to update the indexes for the Company's Peer Group to include the S&P 600 Specialty Retail Index, as it was determined to better align with the Company for benchmarking and performance incentive purposes. The S&P 600 Retailing Index was included in the graph above for prior year comparative purposes only.

	11/30/2020	12/31/2020	12/31/2021	12/31/2022
The Aaron's Company, Inc.	$100.00	$98.80	$130.33	$65.13
S&P Smallcap 600	100.00	108.32	137.37	115.26
S&P 600 Retailing Index	100.00	106.84	181.02	137.66
S&P 600 Specialty Retail Index	100.00	108.42	181.12	142.31

ITEM 6. [RESERVED]
Not applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with other documents filed by The Aaron's Company, Inc. ("Aaron's" or "the Company") with the Securities and Exchange Commission (the "SEC") and the audited Consolidated and Combined Financial Statements and corresponding notes thereto included in Item 8 of this Annual Report on Form 10-K. A review of the Company’s fiscal 2022 performance compared to fiscal 2021 appears below under "Results of Operations," "Overview of Financial Position," and "Liquidity and Capital Resources." A review of the Company’s fiscal 2021 performance compared to fiscal 2020 can be found in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which is hereby incorporated by reference.
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
Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, appliances, electronics, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of December 31, 2022, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) its e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,275 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
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
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Consideration transferred also included the off-market value associated with certain operating leases entered into in conjunction with the transaction. Refer to Note 2 to the accompanying consolidated and combined financial statements for additional information regarding the acquisition. The Company's financial results for the year ended December 31, 2022 include the results of BrandsMart U.S.A. subsequent to the April 1, 2022 acquisition date.
Management believes that the BrandsMart U.S.A. acquisition will strengthen the Company's ability to deliver on its mission of enhancing people’s lives by providing easy access to high quality furniture, appliances, electronics, and other home goods through affordable lease to own and retail purchase options. Management also believes that value creation opportunities include leveraging the Company's lease-to-own expertise to provide BrandsMart U.S.A.'s customers enhanced payment options and offering a wider selection of products to millions of Aaron’s customers, as well as generating procurement savings and other cost synergies.
Multi-Year Strategic Plan Update
During the first quarter of 2023, management announced its updated multi-year strategic plan which includes:
•Transform the Aaron's Business
•Aligning the Aaron's Store Footprint to our Customer Opportunity - We continue to invest in our market strategy capabilities to make better-informed, evidence-driven decisions around store location and the optimization of operating expenses primarily through our Gen-Next store concept model further described below. We've also enhanced our market optimization strategy with a new "Hub and Showroom" model which leverages existing infrastructure to more efficiently serve markets by combining servicing capabilities of multiple stores into a "hub" store while converting other nearby stores into "showrooms" that focus on sales activities.
•Promote our Value Proposition to Retain and Attract New Customers to our Brand – We continue to invest in e-commerce, innovative marketing campaigns, and our lease decisioning and digital platforms to illustrate our value proposition to new and existing customers. Such initiatives and investments include:
◦Making investments to drive growth and consumer traffic through our e-commerce customer acquisition channel by consistently investing in improvements that provide a fully transactional, mobile optimized, and seamless shopping experience that includes broader product selections, all of which are intended to attract newer and younger customers.
◦Utilizing a broad spectrum of traditional and digital bilingual marketing communications, ranging from direct mail, social media, display, and local market media, all allowing us to customize messages around price, value, and payment flexibility. The Company is also increasing its local marketing and promotions focus on weekly payment offerings to attract more customers and gain market share.
◦Continuing investments in lease decisioning and other digital platforms that allow us to optimize lease portfolio performance through analytics and machine learnings. Other digital investments aimed at enhancing the customer's experience include continued investments in digital payment and servicing platforms.
•Enhance and Grow BrandsMart
•Achieve Transaction Synergies - We continue to make progress in executing our synergy initiatives in connection with the acquisition of BrandsMart U.SA. in order to drive meaningful value-creation opportunities for the business. These initiatives include:
◦The deployment of a new “in-house” lease-to-own solution, which is now available at BrandsMart's stores ("BrandsMart Leasing").
◦Offering a wider selection of BrandsMart's product assortment to Aaron's customers through the aarons.com e-commerce platform, and
◦Leveraging complementary purchasing capabilities and increased scale to generate direct procurement savings across both businesses.
•Grow Addressable Market - The acquisition of BrandsMart U.S.A. broadens our customer reach and significantly expands our total addressable market. Our BrandsMart growth initiatives include:
◦Capturing share in adjacent geographic markets by opening new BrandsMart stores. Over the next three years, we expect to open 1-2 new stores per year starting in 2023, and one new outlet center by the end of 2025.
◦Making investments to drive growth and consumer traffic through our e-commerce customer acquisition channel by investing in enhancements to the online shopping experience through website redesign, expanded product selection, and enhanced digital marketing strategies that drive qualified traffic.
•Enterprise Initiatives
•Strengthen Operational Efficiencies and Optimize Cost Structure - During 2022, the Company initiated an operational efficiency and optimization restructuring program intended to reduce the Company’s overall costs further described below.

•Further environmental, social, and governance initiatives ("ESG") - We continue to invest in building a people-focused workplace culture and in opportunities to make a positive impact on the environment and the communities where our customers and team members live and work. To do this, we continued to enhance our compliance, enterprise risk management, corporate governance, diversity and inclusion, and environmental management programs and have developed roadmaps for enhancing these programs in 2023 and beyond.
Restructuring Programs
As management continues to execute on its long-term strategic plan, additional benefits and charges are expected to result from our restructuring programs. The extent of any future charges related to our restructuring programs are not currently estimable and depend on various factors including the timing and scope of future cost optimization initiatives.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization program to optimize our Company-operated Aaron's store portfolio via our GenNext store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. We expect that this strategy, together with our aarons.com e-commerce platform and increased use of technology to better serve our customers, will enable us to reduce store operating costs while continuing to better serve our existing markets, as well as attract new customers and expand into new markets in the future.
Since initiation, the program has resulted in the closure, consolidation or relocation of a total of 215 Company-operated Aaron's stores during 2020, 2021, and 2022. This program also resulted in the closure of one administrative store support building and a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During 2022, the Company opened 95 new GenNext locations. Combined with the 116 locations open at the beginning of the year, total GenNext stores contributed 19.7% of total lease revenues and fees and retail revenues for the Aaron's Business segment in 2022. As of December 31, 2022, we have identified approximately 38 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are generally expected to close in 2023. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
While not all specific locations have been identified under the real estate repositioning and optimization restructuring program, the Company’s current strategic plan is to remodel, reposition and consolidate our Company-operated Aaron's store footprint over the next three years. We believe that such strategic actions will allow the Company to continue to successfully serve our markets while continuing to utilize our growing aarons.com shopping and servicing platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships and attract new customers.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $61.6 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to reduce the Company’s overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 22 Company-operated Aaron's stores during the year ended December 31, 2022. This program also includes the hub and showroom model to optimize labor in markets, store labor realignments, optimization of the Company's supply chain, the centralization and optimization of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $11.6 million during the year ended December 31, 2022. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of professional advisory fees, severance, operating lease right-of-use asset impairment charges, fixed asset impairment charges and continuing variable occupancy costs incurred related to closed stores. Management expects future restructuring expenses (reversals) due to potential early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.

In January 2023, the Company announced a headcount reduction of its store support center and Aaron's Business store oversight functions to more closely align with current business conditions resulting in the recognition of $1.8 million in severance charges during the first quarter of 2023.
COVID-19 Pandemic and Legislative Relief
Our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis. While our store showrooms remain open following temporary closures of our showrooms in March 2020, there can be no assurance that those showrooms will not be closed due to health and safety measures in future months, or have their operations limited.
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
The Company utilized tax relief options available to Company under the CARES Act, including, among other items, the deferral of $16.5 million in payroll taxes, which generally applied to Social Security taxes otherwise due. The Company was required to pay 50% of the tax deferral prior to December 31, 2021 and paid the remaining 50% in December 2022. As of December 31, 2022, the Company has no remaining liability for payroll taxes deferred under the CARES Act.
Operating Segment Performance
As discussed above, the Company conducts its operations through two primary operating business segments: the Aaron’s Business and BrandsMart. Effective April 1, 2022, the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs including equity-based compensation, interest income and expense, information security, executive compensation, legal and compliance, corporate governance, accounting and finance, human resources and other corporate functions. The Unallocated Corporate category also includes acquisition-related costs, restructuring charges, goodwill impairment charges, and separation costs for which the individual operating segments are not being evaluated.
The Company evaluates segment performance based primarily on revenues and earnings (loss) from operations before unallocated corporate costs, which are evaluated on a consolidated basis and not allocated to the Company's business segments. Intersegment sales between BrandsMart and the Aaron's Business pertaining to BrandsMart Leasing, are completed at retail prices. Since the intersegment profit affects cost of goods sold, depreciation and lease merchandise valuation, they are adjusted when intersegment profit is eliminated in consolidation.
The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments. The discussion of the results of operations for segment performance measures within the "Segment Performance" sections throughout this Management's Discussion and Analysis do not include unallocated corporate expenses.
Fiscal Year 2022 Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including inflation, rising interest rates, the slowing of consumer demand, labor shortages, the COVID-19 pandemic, and business disruptions due to the ongoing conflict between Russia and Ukraine, on all aspects of our business. We anticipate that demanding market conditions, including elevated levels of inflation, will continue throughout 2023 and beyond. We anticipate that these headwinds will be partially mitigated by our cost cutting and real estate repositioning and optimization strategies further described above.
The following summarizes significant highlights from the year ended December 31, 2022:
•Consolidated revenues were $2.25 billion in 2022 compared to $1.85 billion in 2021, an increase of 21.9%. This increase is primarily due to the inclusion of BrandsMart in the Company's consolidated results subsequent to the April 1, 2022 acquisition date.
•Total revenues for the Aaron's Business were $1.70 billion in 2022 compared to $1.85 billion in 2021, a decrease of 7.7%. This decrease is primarily due to a 6.4% decrease in same store revenues primarily driven by the lease portfolio size declining during the period, a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales.
•The same store lease portfolio, excluding BrandsMart Leasing, began 2022 at $97.4 million, up 5.8% compared to the beginning of 2021, and ended 2022 at $92.0 million, down 5.6% compared to the end of 2021.
•E-commerce revenues, based on the number of stores open as of December 31, 2022, increased 6.5% at the Aaron's Business and by 8.5% at BrandsMart during the years ended December 31, 2022.
•During the year ended December 31, 2022, the Company opened 95 new GenNext locations. Combined with the 116 locations open at the beginning of the year, total GenNext stores contributed 19.7% of total lease and retail revenues for the Aaron's Business during the year ended December 31, 2022.
•The loss before income taxes was $14.7 million during the year ended December 31, 2022 and was negatively impacted by restructuring charges of $32.7 million, a non-cash charge for a fair value adjustment to the acquired BrandsMart merchandise inventories of $23.1 million, BrandsMart U.S.A. acquisition-related costs of $14.6 million, goodwill impairment charges of $12.9 million recognized for the Aaron's Business reporting unit, acquisition-related intangible amortization expense of $9.0 million, and separation-related costs of $1.2 million.
•Earnings before income taxes were $145.9 million during the year ended December 31, 2021 and were negatively impacted by restructuring charges of $9.2 million and separation-related costs of $6.7 million.
•Diluted losses per share for the year ended December 31, 2022 were $0.17 compared with diluted earnings per share of $3.26 in 2021.
•The Company repurchased 735,032 shares of common stock for $13.4 million during the year ended December 31, 2022, which represented approximately 2.4% of the common stock outstanding as of December 31, 2021.

Key Performance Metrics
The following table presents store activity by ownership type:

	2022	2021	2020
Company-operated Aaron's Stores
Company-operated Aaron's stores open at January 1,	1,074	1,092	1,167
Opened	—	—	4
Added through acquisition	—	11	15
Closed, sold or merged	(40)	(29)	(94)
Company-operated Aaron's stores open at December 31,	1,034	1,074	1,092
GenNext (included in Company-Operated)	211	116	47

Franchised Aaron's Stores
Franchised Aaron's stores open at January 1,	236	248	335
Purchased by the Company	—	(11)	(15)
Closed, sold or merged	(4)	(1)	(72)
Franchised Aaron's stores open at December 31,	232	236	248

BrandsMart U.S.A. Stores
BrandsMart U.S.A. stores open at January 1,	—	—	—
Purchased by the Company	10	—	—
BrandsMart U.S.A. stores open at December 31,	10	—	—
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month primarily as a result of customer agreements that reach full ownership, customer early purchase option exercises, lease merchandise returns, and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the fourth quarter of 2022 with a lease portfolio size for all Company-operated Aaron's stores of $126.5 million, a decrease of 7.2% compared to the lease portfolio size as of December 31, 2021.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the lease revenues collected or renewed related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for 2022 was 87.5%, compared to 90.6% for 2021.
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
For the year ended December 31, 2022, we calculated this amount by comparing revenues for the year ended December 31, 2022 to revenues for the year ended December 31, 2021 for all stores open for the entire 24-month period ended December 31, 2022, excluding stores that received lease agreements from other acquired, closed or merged stores. Same store revenues decreased 6.4% during the year ended December 31, 2022 compared to the prior year comparable period.
BrandsMart. Key metrics for BrandsMart will be included when prior year comparable periods are included in the financial results.

Key Components of (Loss) Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our consolidated results. The financial statements for the year ended December 31, 2022 and comparable prior year period are consolidated financial statements of the Company and its subsidiaries, each of which is wholly owned, and is based on the financial position and results of operations of the Company. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
For the year ended December 31, 2022 and the comparable prior year period, some of the key revenue, cost and expense items that affected (loss) earnings before income taxes were as follows:
Revenues. We separate our total revenues into four components: (a) lease revenues and fees; (b) retail sales; (c) non-retail sales; and (d) franchise royalties and other revenues. Lease revenues and fees primarily include all revenues derived from lease agreements at both our Aaron's and BrandsMart Leasing brands and fees from our Aaron's Club program. Lease revenues and fees are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Retail sales primarily include the sale of merchandise inventories from our BrandsMart operations and the related warranty revenues, as well as the sale of both new and pre-leased merchandise from our Company-operated Aaron's stores. Non-retail sales primarily represent new merchandise sales to our Aaron's franchisees and, to a lesser extent, sales of Woodhaven manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing Company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
Depreciation of Lease Merchandise and Other Lease Revenue Costs. Depreciation of lease merchandise and other lease revenues costs is comprised of the depreciation expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated Aaron's stores, aarons.com and BrandsMart Leasing, as well as the costs associated with the Aaron's Club program.
Retail Cost of Sales. Retail cost of sales includes cost of merchandise inventories sold through our BrandsMart U.S.A. stores and the depreciated cost of merchandise sold through our Company-operated Aaron's stores. Retail cost of sales for the BrandsMart segment during the year ended December 31, 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Non-Retail Cost of Sales. Non-retail cost of sales primarily represents the cost of merchandise sold to our Aaron's franchisees and, to a lesser extent, the cost of Woodhaven's manufactured products sold to third-party retailers.
Personnel Costs. Personnel costs represents total compensation costs incurred for services provided by team members of the Company with the exception of compensation costs that are eligible for capitalization.
Other Operating Expenses, Net. Other operating expenses, net includes occupancy costs (including rent expense, store maintenance and depreciation expense related to non-manufacturing facilities), shipping and handling, advertising and marketing, intangible asset amortization expense, professional services expense, bank and credit card related fees and other miscellaneous expenses. Other operating expenses, net also includes gains or losses on sales of Company-operated stores and delivery vehicles, fair value adjustments on assets held for sale and gains or losses on other transactions involving property, plant and equipment. Other operating expenses, net excludes costs that have been capitalized or that are a component of the Company's restructuring programs.
Provision for Lease Merchandise Write-offs. Provision for lease merchandise write-offs represents charges incurred related to estimated lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring expenses, net are comprised principally of closed store operating lease right-of-use asset impairment and operating lease charges, fixed asset impairment charges, professional advisory fees, and expenses related to workforce reductions. Such costs are recorded within the Unallocated Corporate category of segment reporting. Refer to Note 11 of the accompanying consolidated and combined financial statements for further discussion of restructuring expenses, net.
Impairment of Goodwill. Impairment of goodwill is the full write-off of the goodwill balance at the Aaron's Business reporting unit that occurred during the year ended December 31, 2022. Refer to Note 3 of the accompanying consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and the resulting impairment charge. This impairment charge was recorded within the Unallocated Corporate category of segment reporting.
Separation Costs. Separation costs represent employee-related expenses associated with the spin-off transaction, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company to operate as an independent, standalone public entity. Such costs are recorded within the Unallocated Corporate category of segment reporting.

Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A. in April 2022. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Interest Expense. Interest expense consists primarily of interest on the Company's variable rate borrowings, commitment fees on unused balances of the Credit Facility (as defined below), as well as the amortization of debt issuance costs. Such costs are recorded within the Unallocated Corporate category of segment reporting.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net includes the impact of foreign currency remeasurement, as well as gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company’s deferred compensation plan. This activity also includes earnings on cash and cash equivalent investments.

Consolidated Results of Operations – Years Ended December 31, 2022 and 2021
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
REVENUES:
Lease Revenues and Fees	$1,529,125	$1,633,489	$(104,364)	(6.4)%
Retail Sales	585,624	57,568	528,056	nmf
Non-Retail Sales	110,531	128,299	(17,768)	(13.8)
Franchise Royalties and Other Revenues	24,154	26,148	(1,994)	(7.6)
	2,249,434	1,845,504	403,930	21.9
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	513,659	531,859	(18,200)	(3.4)
Retail Cost of Sales	474,879	38,033	436,846	nmf
Non-Retail Cost of Sales	99,123	116,123	(17,000)	(14.6)
	1,087,661	686,015	401,646	58.5
GROSS PROFIT	1,161,773	1,159,489	2,284	0.2
Gross Profit %	51.6%	62.8%

OPERATING EXPENSES:
Personnel Costs	515,144	495,411	19,733	4.0
Other Operating Expenses, Net	490,143	434,491	55,652	12.8
Provision for Lease Merchandise Write-Offs	97,564	67,888	29,676	43.7
Restructuring Expenses, Net	32,717	9,218	23,499	nmf
Impairment of Goodwill	12,933	—	12,933	nmf
Separation Costs	1,204	6,732	(5,528)	(82.1)
Acquisition-Related Costs	14,616	—	14,616	nmf
	1,164,321	1,013,740	150,581	14.9

OPERATING (LOSS) PROFIT	(2,548)	145,749	(148,297)	(101.7)
Interest Expense	(9,875)	(1,460)	(8,415)	nmf
Other Non-Operating (Expense) Income, Net	(2,320)	1,581	(3,901)	nmf

(LOSS) EARNINGS BEFORE INCOME TAXES	(14,743)	145,870	(160,613)	(110.1)

INCOME TAX (BENEFIT) EXPENSE	(9,463)	35,936	(45,399)	(126.3)

NET (LOSS) EARNINGS	$(5,280)	$109,934	$(115,214)	(104.8)
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $2.25 billion during the year ended December 31, 2022, a $403.9 million increase compared to the year ended December 31, 2021. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in revenues of $552.5 million in the BrandsMart segment during the year ended December 31, 2022. This increase was partially offset by a $142.0 million decrease in revenues in the Aaron's Business segment during the year ended December 31, 2022, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $1.16 billion during the year ended December 31, 2022, a $2.3 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in gross profit of $101.4 million in the BrandsMart segment during the year ended December 31, 2022. This increase was partially offset by a $98.2 million decrease in gross profit at the Aaron's Business segment during the year ended December 31, 2022, as discussed further in the "Segment Performance" section below. Gross profit for the BrandsMart segment during 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
As a percentage of total consolidated revenues, consolidated gross profit declined to 51.6% during 2022 compared to 62.8% in 2021 primarily due to the non-cash charge described above as well as the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues.
Operating Expenses
Personnel Costs. Personnel costs increased by $19.7 million due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $54.2 million during 2022, partially offset by lower performance-based incentive compensation in the Aaron's Business segment and Unallocated Corporate category.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

			Change
	Year Ended December 31,		2022 vs. 2021
(In Thousands)	2022	2021	$	%
Occupancy Costs	$215,431	$173,508	$41,923	24.2%
Shipping and Handling	70,144	60,354	9,790	16.2
Advertising Costs	39,121	53,651	(14,530)	(27.1)
Intangible Amortization	9,330	5,528	3,802	68.8
Professional Services	17,102	15,684	1,418	9.0
Bank and Credit Card Related Fees	31,081	21,111	9,970	47.2
Gains on Dispositions of Store-Related Assets, net	(11,665)	(3,862)	(7,803)	nmf
Other Miscellaneous Expenses, net	119,599	108,517	11,082	10.2
Other Operating Expenses, net	$490,143	$434,491	$55,652	12.8%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net decreased to 21.8% for the year ended December 31, 2022 from 23.5% for the same period in 2021.
Occupancy costs increased during the year ended December 31, 2022 primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $31.1 million during the year ended December 31, 2022 as well as higher rent, maintenance and utility costs at Aaron's stores and higher depreciation of property, plant, and equipment associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives. These increases were partially offset by lower occupancy costs due to the planned net reduction of 58 Company-operated Aaron's stores during the 24-month period ended December 31, 2022.
Shipping and handling costs increased during the year ended December 31, 2022 primarily due to higher fuel and distribution costs driven by inflationary pressures as well as the acquisition of BrandsMart U.S.A., which resulted in additional shipping and handling costs of $0.5 million during the year ended December 31, 2022, partially offset by an 11.6% decrease in product deliveries during the year ended December 31, 2022 as compared to the same period in 2021.
Advertising costs decreased primarily due to lower advertising spend at the Aaron's Business during the year ended December 31, 2022 as compared to the same period in 2021, partially offset by the acquisition of BrandsMart U.S.A., which resulted in advertising costs of $2.4 million during the year ended December 31, 2022.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.

Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $9.8 million in the BrandsMart segment during the year ended December 31, 2022.
Gains on dispositions of store-related assets, net increased primarily due to gains of $8.5 million recognized during the year ended December 31, 2022 related to sale and leaseback transactions for seven Company-owned Aaron's store properties.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increases in this category during the year ended December 31, 2022 were primarily driven by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $6.9 million, as well as higher software licensing expenses and higher travel expenses. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business was 6.4% for the year ended December 31, 2022 compared to 4.2% for the comparable period in 2021. During the year ended December 31, 2022, inflationary pressures within the broader macroeconomic environment continued to significantly impact the liquidity of our customers, which resulted in an elevated provision for lease merchandise write-offs compared to the year ended December 31, 2021.
Restructuring Expenses, Net. Restructuring activity for the year ended December 31, 2022 resulted in expenses of $32.7 million, which were primarily comprised of $16.2 million of operating lease right-of-use asset and fixed asset impairment for Company-operated Aaron's stores identified for closure in 2022 as well as an administrative building in Kennesaw, Georgia, $7.2 million of continuing variable occupancy costs incurred related to previously closed stores, $4.9 million of professional advisory fees related to cost optimization initiatives, and $3.1 million of severance charges related to reductions in store support center staff. Restructuring expenses for the year ended December 31, 2021 were $9.2 million and were primarily comprised of $4.8 million of continuing variable occupancy costs incurred related to previously closed stores and $4.8 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure during 2021, partially offset by net gains of $1.1 million on the sale of store properties and store-related assets that had been previously impaired in conjunction with the repositioning and optimization program in prior periods.
Impairment of Goodwill. During the year ended December 31, 2022, the Company recorded an impairment charge of
$12.9 million to fully write-off the goodwill balance of its Aaron's Business reporting unit. This impairment charge was recorded within the Unallocated Corporate category of segment reporting. Refer to Note 3 to the accompanying consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and resulting impairment charge.
Separation Costs. Separation costs recognized during the years ended December 31, 2022 and December 31, 2021 were $1.2 million and $6.7 million, respectively, and primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction and other one-time expenses incurred by the Company to operate as an independent, separate public entity.
Acquisition-Related Costs. Acquisition-related costs recognized during the year ended December 31, 2022 were $14.6 million and primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating (Loss) Profit
Interest Expense. Interest expense increased to $9.9 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021. Interest expense for the year ended December 31, 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. Interest expense for the year ended December 31, 2021 consists primarily of commitment fees on unused balances of the Company's previous revolving credit and term loan facility, as well as the amortization of debt issuance costs.
Other Non-Operating (Expense) Income, Net. Other non-operating (expense) income, net, includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $2.3 million and net gains of $1.6 million during the years ended December 31, 2022 and 2021, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant in 2022 or 2021.

Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $9.5 million during the year ended December 31, 2022 compared to income tax expense of $35.9 million for the same period in 2021. The effective tax rate increased to 64.2% for the year ended December 31, 2022 compared to 24.6% for the same period in 2021. The net income tax benefit recognized in 2022 and resulting increase in the effective tax rate was primarily due to a loss before income taxes of $14.7 million during the year ended December 31, 2022 due to factors further described above, as well as the impact of a deferred income tax benefit of $5.1 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition during the year ended December 31, 2022.
Segment Performance – Years Ended December 31, 2022 and 2021
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
(In Thousands)	2022	2021	$	%
Lease Revenues and Fees	$1,529,125	$1,633,489	$(104,364)	(6.4)%
Retail Sales	39,693	57,568	(17,875)	(31.1)
Non-Retail Sales	110,531	128,299	(17,768)	(13.8)
Franchise Royalties and Fees	23,376	25,129	(1,753)	(7.0)
Other	778	1,019	(241)	(23.7)
Total Revenues - Aaron's Business	$1,703,503	$1,845,504	$(142,001)	(7.7)%
The decreases in lease revenues and fees and retail sales during the year ended December 31, 2022 were primarily due to the lease portfolio size declining during the period, a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales during the year ended December 31, 2022 compared to the prior year period.
E-commerce revenues, based on stores open as of December 31, 2022, increased 6.5% compared to the prior year period and were 15.8% and 14.2% of total lease revenues and fees during the years ended December 31, 2022 and 2021, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from franchisees stemming from higher customer demand during the first half of 2021. Non-retail sales also decreased by $3.3 million due to the reduction of 16 franchised stores during the 24-month period ended December 31, 2022.
The decrease in franchise royalties and fees is primarily the result of the reduction of 16 franchised stores during the 24-month period ended December 31, 2022.
Gross Profit and Earnings Before Income Taxes.

	Year Ended December 31,		Change
(In Thousands)	2022	2021	$	%
Gross Profit	$1,061,266	$1,159,489	$(98,223)	(8.5)%
Earnings Before Income Taxes	122,220	223,448	(101,228)	(45.3)
As a percentage of total revenues, gross profit for the Aaron's Business declined to 62.3% during the year ended December 31, 2022 compared to 62.8% for the comparable period in 2021. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $1.01 billion and $1.10 billion during the years ended December 31, 2022 and 2021, respectively, which represented a gross profit margin of 66.4% and 67.4% for the respective periods. The decline in gross profit margin is primarily driven by a $47.4 million decrease due to a lower lease renewal rate, a $16.3 million decrease due to lower lease originations and an $8.4 million decrease due to lower exercise of early purchase options, as well as higher lease merchandise purchase costs and higher levels of idle lease merchandise in 2022 as compared to 2021.
Gross profit for retail sales for the Aaron's Business was $10.7 million and $19.5 million during the years ended December 31, 2022 and 2021, respectively, which represented a gross profit margin of 27.0% and 33.9% for the respective periods. The decline in gross profit margin is primarily due to higher inventory purchase costs in 2022 as compared to 2021.

Gross profit for non-retail sales for the Aaron's Business was $11.4 million and $12.2 million during the years ended December 31, 2022 and 2021, respectively, which represented a gross profit margin of 10.3% and 9.5% for the respective periods. The increase in gross profit percentage was driven by lower inventory purchase costs in 2022 as compared to 2021.
Earnings before income taxes for the Aaron's Business segment decreased by $101.2 million during the year ended December 31, 2022 compared to the prior year period primarily due to the $98.2 million decrease in gross profit and higher provision for lease merchandise write-offs, partially offset by lower personnel and advertising costs at the Aaron's Business.
BrandsMart Segment Results

	Year Ended December 31,		Change
(In Thousands)	2022	2021	$	%
Retail Sales	$552,465	$—	$552,465	nmf
Gross Profit	101,364	—	101,364	nmf
(Loss) Earnings Before Income Taxes	(11,171)	—	(11,171)	nmf
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $552.5 million during the year ended December 31, 2022.
Gross Profit. Gross profit for retail sales for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $101.4 million during the year ended December 31, 2022. As a percentage of revenues, gross profit for the BrandsMart segment was 18.3% during the year ended December 31, 2022. Gross profit for the BrandsMart segment during the year ended December 31, 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
(Losses) Earnings before Income Taxes. The BrandsMart segment reported a loss before income taxes of $11.2 million during the year ended December 31, 2022. The results for the BrandsMart segment during the year ended December 31, 2022 reflect a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.

Overview of Financial Position
The Company's consolidated balance sheet as of December 31, 2022 includes the impact of BrandsMart U.S.A., which was acquired on April 1, 2022. The primary changes in the consolidated balance sheets from December 31, 2021 to December 31, 2022, most of which are the result of the BrandsMart U.S.A. acquisition, include:
•Cash and cash equivalents increased $4.9 million to $27.7 million at December 31, 2022. For additional information, refer to the "Liquidity and Capital Resources" section below.
•The Company's consolidated balance sheet as of December 31, 2022 includes merchandise inventories of $96.0 million associated with the BrandsMart U.S.A. acquisition.
•Property, plant and equipment increased $36.6 million primarily due to an increase in capital expenditures associated with the Company's real estate optimization strategy.
•Operating lease right-of-use assets and operating lease liabilities increased $181.8 million and $186.6 million, respectively, primarily due to the addition of BrandsMart's operating leases as well as additional real estate lease agreements and amendments executed for Company-operated Aaron's stores during the year ended December 31, 2022. The increase in the Company's operating lease right-of-use assets was partially offset by regularly scheduled amortization of right-of-use assets and impairment charges recorded in connection with restructuring actions. The increase in the Company's operating lease liabilities was partially offset by contractual lease payments net of the accretion of interest.
•Goodwill increased $41.6 million due primarily to the addition of estimated BrandsMart-related goodwill of $54.7 million, partially offset by an impairment charge of $12.9 million to fully write-off the Aaron's Business goodwill balance during the year ended December 31, 2022. Refer to Note 2 to the accompanying consolidated and combined financial statements for further details regarding the preliminary acquisition accounting for the BrandsMart U.S.A. acquisition.
•Other intangibles increased $113.4 million due primarily to recording the estimated fair value of identifiable BrandsMart-related intangible assets of $123.0 million, partially offset by amortization expense recognized during the year ended December 31, 2022. Refer to Note 2 to the accompanying consolidated and combined financial statements for further details regarding the preliminary acquisition accounting for the BrandsMart U.S.A acquisition.
•Debt increased $232.4 million primarily due to the Company's borrowings under the Credit Facility that occurred during April 2022 to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments, partially offset by payments made on the Revolving Facility and Term Loan during the year ended December 31, 2022. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
•Treasury shares increased $16.9 million due primarily to the Company's repurchase of 735,032 shares of common stock for $13.4 million during the year ended December 31, 2022.
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
As of December 31, 2022, the Company had $27.7 million of cash and $288.5 million of availability under its $375.0 million Revolving Facility which is further described in Note 8 to the accompanying consolidated and combined financial statements.

Cash Provided by Operating Activities
Cash provided by operating activities was $170.4 million and $136.0 million during the years ended December 31, 2022 and 2021, respectively. The increase in operating cash flows was primarily driven by lower lease merchandise purchases and the inclusion of BrandsMart operating results subsequent to the April 1, 2022 acquisition date, partially offset by a lower lease renewal rate during the year ended December 31, 2022 as inflationary pressures within the broader macroeconomic environment began to impact the liquidity of our customers. Other changes in cash provided by operating activities are discussed above in our discussion of results for the year ended December 31, 2022.
Cash Used in Investing Activities
Cash used in investing activities was $351.4 million and $85.4 million during the years ended December 31, 2022 and 2021, respectively.
The $266.0 million increase in investing cash outflows was primarily due to the purchase consideration of $265.6 million related to the BrandsMart U.S.A. acquisition and $15.3 million higher cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, partially offset by $6.6 million higher proceeds from the sale of property, plant and equipment during the year ended December 31, 2022 compared to the prior year period.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $185.9 million during the year ended December 31, 2022 compared to cash used in financing activities of $104.0 million during the year ended December 31, 2021. The $289.8 million change in financing cash flows during the year ended December 31, 2022 was primarily due to (i) the Company's borrowings under the Term Loan and the Revolving Facility that occurred during April 2022 to finance the BrandsMart U.S.A. acquisition, net of repayments during the period; and (ii) $89.7 million lower outflows related to the repurchase of the Company's common stock during the year ended December 31, 2022 compared to 2021, partially offset by net repayments of $15.5 million under the Company's inventory financing agreement.
Share Repurchases
During the year ended December 31, 2022, the Company repurchased 735,032 shares of the Company's common stock for a total purchase price of approximately $13.4 million. The total shares outstanding as of December 31, 2022 were 30,619,658 compared to 30,978,324 as of December 31, 2021. On March 2, 2022, the Company's Board of Directors increased the share repurchase authorization to $250.0 million from the original $150.0 million plan and extended the maturity to December 31, 2024. As of December 31, 2022, we have the authority to purchase additional shares of $133.5 million up to our remaining authorization limit.
Dividends
At its November 2022 meeting, our Board approved a quarterly dividend of $0.1125 per share, which was paid to shareholders on January 5, 2023. Aggregate dividend payments for the year ended December 31, 2022 were $13.5 million. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
On March 1, 2023, our Board declared a regular quarterly cash dividend of $0.125 per share, an increase of 11.1%, payable on April 4, 2023, to shareholders on record as of March 16, 2023.
Debt Financing
As of December 31, 2022, the total available credit under our $375.0 million Credit Facility (defined below) was $288.5 million, which reflects borrowings of $173.9 million under the Term Loan, $69.3 million of outstanding borrowings under the Revolving Facility and approximately $17.2 million for our outstanding letters of credit.
On April 1, 2022, the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility") which is further described in Note 8 to the accompanying consolidated and combined financial statements. The new Credit Facility provides for a $175 million Term Loan and a $375 million Revolving Facility, which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the BrandsMart U.S.A. acquisition.

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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at December 31, 2022.
Commitments
During the year ended December 31, 2022, we made net income tax payments of $5.5 million. During the year ended December 31, 2023, we anticipate making estimated cash payments of $11.0 million for federal income taxes and $4.0 million for state income taxes.
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
We estimate the deferred tax liability associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $136.0 million as of December 31, 2022, of which approximately 73% is expected to reverse as a deferred income tax benefit in 2023 and most of the remainder during 2024. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2022.
Leases. We lease retail store and warehouse space for most of our store-based operations, as well as corporate office space for store and e-commerce supporting functions, under operating leases expiring at various times through 2034, and our stores have an average remaining lease term of approximately six years. Most of the leases contain renewal options for additional periods ranging from one to 20 years. We also lease transportation vehicles under operating leases which generally expire during the next four years. Approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2022 are disclosed in Note 7 to the accompanying consolidated and combined financial statements in this Annual Report.
Franchise Loan Guaranty. We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with a bank that is a party to our Revolving Facility. As further described in Note 8 to the accompanying consolidated and combined financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At December 31, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $6.3 million, which would be due in full within 75 days of the event of default. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million.
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated balance sheets and was $1.3 million and $2.2 million as of December 31, 2022 and December 31, 2021, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary pressures in the macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic.
Inventory Financing Agreement. The Company previously maintained an inventory financing agreement for its BrandsMart segment with a lender that provided financing up to $65.0 million for the BrandsMart segment to purchase merchandise inventories from certain vendors as defined in the agreement. Amounts borrowed by the Company under the inventory loan were to be repaid based on the payment terms (pay-as-sold or scheduled payment program) as defined in the agreement, with all borrowings due within 50 days. The inventory loan was collateralized by all personal property of the BrandsMart segment, including merchandise inventories, equipment and other goods. Interest was due monthly on the outstanding principal based on the higher of prime-rate, 1-month LIBOR or 3-month LIBOR, commencing typically and only after 30 days of the borrowing or the free floor period as defined in the agreement. The inventory financing agreement was terminable with 30 days prior written notice from one party to the other. The inventory loan contained certain affirmative and negative covenants, which, among other things, restricted encumbrances of certain corporate assets and obtaining additional debt. The Company terminated the inventory financing agreement during the fourth quarter of 2022, and therefore there were no borrowings outstanding under the inventory loan of December 31, 2022.
Purchase Obligations. The Company has non-cancellable purchase obligations of $28.6 million primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance. Payments under these commitments are scheduled to be $14.7 million in 2023, $9.2 million in 2024, $3.7 million in 2025 and $1.0 million in 2026. These amounts include only those purchase obligations for which the timing and amount of payments is certain. We have no long-term commitments to purchase merchandise nor do we have significant purchase agreements that specify minimum quantities or set prices that exceed our expected requirements for three months.
Critical Accounting Estimates
We discuss our most critical accounting estimates below. Our critical accounting estimates are estimates made in accordance with U.S. generally accepted accounting principles ("GAAP") that involve a significant level of management estimation and have had or are reasonably likely to have a material impact on our consolidated and combined financial statements. Accordingly, the actual results may differ materially from such estimates. For a discussion of the Company’s significant accounting policies, see Note 1 to the accompanying consolidated and combined financial statements, which have been updated as applicable to describe the impacts of macroeconomic inflationary pressures and the COVID-19 pandemic.
Revenue Recognition
Lease payments from our customers are due in advance of when the lease revenues are earned. Lease revenues are recognized in the consolidated and combined statement of earnings in the month they are earned. Lease payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying consolidated balance sheets. Lease payments due but not received prior to month end are recorded as accounts receivable in the accompanying consolidated balance sheets.
Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation, associated with lease merchandise. At December 31, 2022 and 2021, we had deferred revenue representing cash collected in advance of being due or otherwise earned totaling $58.2 million and $65.4 million, respectively, and leases accounts receivable, net of an allowance for doubtful accounts based on historical collection rates, of $5.1 million and $5.6 million, respectively. Our accounts receivable allowance is estimated using one year of historical write-off and collection experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and current business trends. The Company writes off lease receivables that are 60 days or more past due on pre-determined dates twice monthly. We record the provision for returns and uncollected payments as a reduction to lease and retail revenues in the consolidated and combined statements of earnings.

Revenues from the retail sale of merchandise inventories and lease merchandise to individual consumers are recognized at the point of sale. Generally, the transfer of control occurs near or at the point of sale for retail sales. For the retail sales of merchandise inventories, an additional protection plan can be purchased by BrandsMart U.S.A. customers that provides extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions. These fixed commissions on the warranty coverages are included within retail sales. Retail sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of December 31, 2022 was $4.0 million and $3.0 million, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
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
All lease merchandise is available for lease and sale, excluding merchandise determined to be missing, damaged or unsalable. For merchandise on lease, we record a provision for write-offs using the allowance method. The allowance for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period. The Company estimates its allowance for lease merchandise write-offs using historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic on our customers. The Company's policy is to write-off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly. As of December 31, 2022 and 2021, the allowance for lease merchandise write-offs was $13.9 million and $12.3 million, respectively. The provision for lease merchandise write-offs was $97.6 million and $67.9 million for the years ended December 31, 2022 and 2021, respectively, and is included in the provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings.
For merchandise not on lease, our policies require weekly merchandise counts at our store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at both the Aaron's distribution centers and Woodhaven manufacturing facilities. Physical inventories are also taken at the manufacturing facilities annually. In addition, we monitor merchandise levels and mix by division, store and distribution center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off.

Acquisition-Related Fair Value Adjustments
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. For the fair value measurements performed related to the net assets acquired, including acquired intangible assets, the Company utilized multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows. See Note 2 to the accompanying consolidated and combined financial statements for further details regarding the acquired assets. The fair value estimations are still preliminary as they could be subject to change as the Company finalizes assessments over the assets and liabilities that were acquired as part of the BrandsMart U.S.A. acquisition.
Merchandise Inventories
The Company’s merchandise inventories are stated at the lower of weighted average cost or net realizable value, and consist entirely of merchandise held for sale by the BrandsMart segment. In-bound freight-related costs from vendors, net of allowances and vendor rebates, are included as part of the net cost of merchandise inventories. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within retail cost of sales in the consolidated and combined statements of earnings.
The Company periodically evaluates aged or obsolete inventory on a specific item basis and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory and are recorded within retail cost of sales within the consolidated and combined statement of earnings. The write-offs of merchandise inventories associated with the Company's cycle and physical inventory count processes are also included within retail cost of sales in the consolidated and combined statements of earnings. In addition to identifying markdowns and write-offs on a specific item basis, the Company also records a general reserve for unidentified aged or obsolete inventory as well as potential write downs associated with the inventory count process.
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	December 31, 2022
Merchandise Inventories, gross	$96,945
Reserve for Merchandise Inventories	(981)
Merchandise Inventories, net	$95,964
The following table shows the components of the reserve for merchandise inventories:

Year Ended
(In Thousands)	December 31, 2022
Beginning Balance	$—
Merchandise Written off	—
Provision for Write-offs	981
Ending Balance	$981

Goodwill and Other Intangible Assets
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
The following table presents the carrying amount of goodwill and other intangible assets, net:

	December 31
(In Thousands)	2022	2021
Goodwill	$54,710	$13,134
Definite-Lived Intangible Assets, Net	118,528	5,095
Goodwill and Other Intangibles, Net	$173,238	$18,229
During the fourth quarter of 2022, in connection with its annual impairment testing, management evaluated the various components of the operating segments further described in Note 12 to the accompanying consolidated and combined financial statements and identified three reporting units: Aaron's Business, BrandsMart, and BrandsMart Leasing, each as described below.
The Aaron's Business reporting unit is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) aarons.com e-commerce platform ("aarons.com"); and (iii) Woodhaven (collectively, the "Aaron’s Business reporting unit"). The Aaron's Business reporting unit is a component of the Aaron's Business operating segment.
The operations of BrandsMart Leasing comprise the BrandsMart Leasing reporting unit (collectively, the "BrandsMart Leasing reporting unit"), and is a component of the Aaron's Business operating segment.
Management considered the aggregation of the BrandsMart Leasing reporting unit and Aaron's Business reporting unit as a single reporting unit and determined that these components were economically dissimilar and also reviewed separately by the segment managers of the Aaron's Business operating segment, and therefore should not be aggregated.
The operations of BrandsMart, as further defined in Note 1 to the accompanying consolidated and combined financial statements, comprise the BrandsMart reporting unit (collectively, the "BrandsMart reporting unit") and is also the sole component of the BrandsMart operating segment.
The acquisition of BrandsMart U.S.A. resulted in the recognition of approximately $54.7 million of goodwill, inclusive of measurement period adjustments further described in Note 2 to the accompanying consolidated and combined financial statements. Of this amount, $26.5 million was assigned to the BrandsMart Leasing reporting unit and the remaining $28.2 million was assigned to the BrandsMart reporting unit.
The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business reporting unit for the quarter ended September 30, 2022. Factors that led to this conclusion included: (i) the continued decline in the Company's stock price and market capitalization during the third quarter of 2022; and (ii ) uncertainty with regard to the short-term and long-term impacts that adverse macroeconomic conditions, including inflation and rising interest rates, may have on the financial health of our Aaron's Business customers and franchisees. The Company determined that the Aaron's Business Reporting Unit's goodwill was fully impaired and recorded a goodwill impairment loss of $12.9 million during the quarter ended September 30, 2022. The Company concluded that given the recency of the purchase transaction, the provisional nature of the goodwill balance and carrying value as our acquisition accounting is preliminary and subject to adjustment during the measurement period, and the results of the interim impairment evaluation, the BrandsMart reporting unit goodwill was not impaired as of September 30, 2022.
The Company also performed its annual goodwill impairment test on the remaining goodwill balance allocated to BrandsMart Leasing and BrandsMart reporting units as of its annual testing date, October 1, 2022, and determined that no impairment had occurred and that the fair value of the reporting units was in excess of its carrying value. The Company also determined that there were no events that occurred or circumstances that changed during the fourth quarter of 2022 that would more likely than not reduce the fair value of the reporting units below its carrying amounts.

For both the interim and annual goodwill impairment evaluations described above, the Company engaged the assistance of a third-party valuation firm to perform the goodwill impairment tests. This entailed an assessment of the Aaron's Business, BrandsMart, and BrandsMart Leasing reporting units' fair values relative to their respective carrying values that was derived using a combination of both income and market approaches and by performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital.
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
The short-term and long-term revenue growth rates, operating margins, capital requirements and weighted-average cost of capital are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. The Company performed sensitivity analyses for the Aaron's Business reporting unit during its interim assessment, including considering reasonably possible alternative assumptions for long-term growth or decline rates and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill as of September 30, 2022. The Company performed sensitivity analyses for the BrandsMart and BrandsMart Leasing reporting units during its annual assessment, including considering reasonably possible alternative assumptions for long-term growth or decline rates and weighted-average cost of capital rates. The sensitivity analyses performed supported the Company's conclusion of no impairment for the BrandsMart Leasing reporting unit as of October 1, 2022. The sensitivity analyses performed supported the Company's conclusion of no impairment for the BrandsMart reporting unit as of October 1, 2022, although an increase of 10% or more in the weighted-average cost of capital may result in a potential impairment in the BrandsMart reporting unit.
The Company may be required to recognize material impairments to the BrandsMart or BrandsMart Leasing goodwill balances in the future if: (i) the Company fails to successfully execute on one or more elements of the BrandsMart strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the BrandsMart or BrandsMart leasing carrying values increase without an associated increase in the fair value; and/or (iv) BrandsMart or BrandsMart Leasing is materially impacted by further deterioration of macroeconomic conditions, including inflation and rising interest rates.
March 2020 Impairment of Goodwill
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

Leases and Right-of-Use Asset Impairment
As a lessee, the Company leases retail store and warehouse space for most of its store-based operations, as well as corporate office space for store and e-commerce supporting functions, under operating leases expiring at various times through 2034. Leasehold improvements related to these leases are generally amortized over periods that do not exceed the lesser of the lease term or useful life. For operating leases which contain escalating payments, we record the related lease expense on a straight-line basis over the lease term. We generally do not obtain significant amounts of lease incentives or allowances from landlords. Any incentive or allowance amounts we receive are recorded as reductions of the operating lease right-of-use asset within the consolidated balance sheets and are amortized within other operating expenses, net over the lease term in the consolidated and combined statements of earnings.
As a result of our restructuring initiatives, we closed, consolidated, or relocated 392 Company-operated stores throughout 2019, 2020, 2021 and 2022, in addition to two of our administrative buildings in Kennesaw, Georgia. Throughout 2016, 2017, and 2018, we also closed and consolidated 139 underperforming company-operated stores under similar restructuring initiatives. Our primary costs associated with closing stores are the future lease payments and related commitments. Excluding actual and estimated sublease receipts, our future undiscounted obligations under operating leases related to closed stores and facilities were $27.0 million and $32.9 million as of December 31, 2022 and 2021, respectively.
Estimated Claims Liabilities
We maintain estimated claims liabilities related to general liability, vehicle liability, group health insurance benefits provided to team members, and workers compensation claims. Using actuarial analyses and projections, we estimate the claims liabilities based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience and considers a variety of factors, including the actuarial loss forecasts, company-specific development factors, general industry loss development factors and third-party claim administrator loss estimates of individual claims. Our gross estimated liability for workers compensation insurance claims, vehicle liability, general liability and group health insurance was $58.5 million and $57.4 million at December 31, 2022 and 2021, respectively, which was recorded within accounts payable and accrued expenses in our consolidated balance sheets. The Company makes periodic prepayments to its insurance carriers to cover the projected claims run off for both reported and incurred but not reported claims, considering its retention or stop loss limits. In addition, we have prefunding balances on deposit and other insurance receivables with the insurance carriers of $25.1 million and $30.8 million at December 31, 2022 and 2021, respectively, which were recorded within prepaid expenses and other assets in our consolidated balance sheets.
If we resolve insurance claims for amounts that are in excess of our current estimates, we will be required to pay additional amounts beyond those accrued at December 31, 2022.
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

Corporate Expense Allocations And Other Intercompany Transactions
Corporate Allocations Prior to the Separation and Distribution
The Company's operating model prior to the separation and distribution included a combination of standalone and combined business functions with PROG Holdings. The consolidated and combined financial statements in this Annual Report include corporate allocations through the separation and distribution date for expenses related to activities that were provided on a centralized basis within PROG Holdings, which are primarily expenses related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions. Corporate allocations during the year ended December 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the consolidated and combined statements of earnings and as an increase to invested capital in the consolidated balance sheets. General corporate expenses allocated to the Company during the year ended December 31, 2020 were $38.6 million.
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
Segment Reporting - Unallocated Corporate Costs
For all periods subsequent to the separation and distribution but prior to April 1, 2022, the Company only had one operating and reportable segment. Effective as of April 1, 2022 and in connection with acquisition of BrandsMart U.S.A., the Company updated its reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes two operating and reportable segments: Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
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
Recent Accounting Pronouncements
Refer to Note 1 to the accompanying consolidated and combined financial statements for a discussion of recently issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2022, the Company had $243.2 million of outstanding borrowings under the Credit Facility, further described in Note 8 to the accompanying consolidated and combined financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates. Based on the Company’s variable-rate debt outstanding as of December 31, 2022, a hypothetical 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $1.5 million on an annualized basis.
We do not use any significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Aaron’s Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Aaron’s Company, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated and combined statements of earnings, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated and combined financial statements"). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Estimated claims liabilities costs
Description of the Matter
At December 31, 2022, the Company recorded $58.5 million associated with its estimated claims liabilities costs, which primarily relate to workers compensation and vehicle liability insurance for the Aaron's Business segment (collectively, the estimated claims liabilities). As discussed in Note 1 to the consolidated and combined financial statements, the estimated claims liabilities are recorded based on actual reported but unpaid claims and actuarial analysis of the projected claims run off for both reported and incurred but not reported claims. This analysis is based upon an assessment of the likely outcome or historical experience.

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

BrandsMart Acquisition - Trade names Intangible
Description of the Matter
On April 1, 2022, the Company completed the acquisition of BrandsMart U.S.A. ("BrandsMart") for total consideration of $272.4 million, net of cash acquired, including working capital and cash adjustments ("the Transaction") as disclosed in Note 2 to the consolidated and combined financial statements. The Transaction is accounted for as a business combination and the Company preliminary allocated $108.0 million of the purchase price to the fair value of the acquired trade names intangible asset. The Company is in the process of analyzing the estimated values of assets acquired and liabilities assumed, and therefore, the allocation of the purchase price is preliminary as of December 31, 2022.

Auditing management's estimate of the trade names fair value for purposes of its preliminary allocation of purchase price for its acquisition of BrandsMart involved especially subjective and complex judgements in determining the fair value of the trade names intangible asset. The estimation uncertainty was primarily due to the complexity of the valuation models used to measure that fair value as well as the sensitivity of the underlying significant assumptions such as projected revenues, operating results, discount rate and long-term growth rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the design and operating effectiveness of the Company's controls related to the accounting for the BrandsMart acquisition. For example, we tested controls over the recognition and measurement of the trade name intangible asset in the acquisition, including the Company's controls over the valuation model, the mathematical accuracy of the valuation model and development of underlying assumptions used to develop the fair value measurement estimate.
To test the fair value of the Company's trade names intangible asset, our audit procedures included, among others, evaluating the Company's valuation model and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions discussed above. We involved our valuation specialists to assist with our evaluation of the valuation model and certain of the significant assumptions discussed above. In addition, to evaluate the effect of changes in assumptions, we performed sensitivity analysis of the fair value of the trade names intangible asset.

Valuation of Goodwill - BrandsMart reporting unit
Description of the Matter
As discussed in Note 3 of the consolidated and combined financial statements, goodwill is tested for impairment at least annually at the reporting unit level. This requires management to estimate the fair value of the reporting units with goodwill allocated to them. The Company estimates the fair value based on a combination of the discounted cash flow method and guideline public-company method. As of the annual impairment testing date of October 1, 2022, the BrandsMart reporting unit goodwill balance totaled $28.2 million.

Auditing management's goodwill impairment tests involved especially subjective judgements due to the significant estimation required in determining the fair value of the reporting unit. In particular, the estimate of the fair value for the Company's BrandsMart reporting unit is sensitive to changes in assumptions such as the discount rate, the long-term growth rate and expected future net cash flows, including projected operating revenue, operating results and capital expenditures, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review process. For example, we tested controls over the estimation of the fair value of the reporting unit, including the Company's controls over the valuation model, the mathematical accuracy of the valuation model and development of underlying assumptions used to estimate the fair value of the reporting unit. We also tested management's review of the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.
To test the estimated fair value of the Company's BrandsMart reporting unit, our audit procedures included, among others, assessing the valuation methodology, the guideline public companies selected, and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions discussed above used by management to current industry and economic trends, changes to the Company's business model and other relevant factors. We performed sensitivity analyses of these significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in these assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions used in determining the fair value of the reporting unit. We also tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

We have served as the Company's auditor since 2020.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Aaron's Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited The Aaron’s Company, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Aaron's Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BrandsMart U.S.A., which is included in the 2022 consolidated financial statements of the Company and constituted 23% and 30% of total and net assets, respectively, as of December 31, 2022 and 25% and 76% of revenues and loss before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BrandsMart U.S.A.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated and combined statements of earnings, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework.
In April 2022, the Company acquired BrandsMart U.S.A. The Company is currently in the process of integrating BrandsMart into its assessment of its internal control over financial reporting. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of December 31, 2022 excludes an assessment of the internal control over financial reporting of BrandsMart. BrandsMart's operations represented approximately 23% and 30% of the Company's total assets and net assets, respectively, as of December 31, 2022 and 25% and 76% of the Company's total revenues and loss before income taxes, respectively, for the year ended December 31, 2022.
Excluding the above, Management's assessment concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report dated March 1, 2023, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

THE AARON'S COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In Thousands)
ASSETS:
Cash and Cash Equivalents	$27,716	$22,832
Accounts Receivable (net of allowances of $8,895 in 2022 and $7,163 in 2021)	38,191	29,443
Lease Merchandise (net of accumulated depreciation and allowances of $431,092 in 2022 and $439,745 in 2021)	693,795	772,154
Merchandise Inventories, Net	95,964	—
Property, Plant and Equipment, Net	267,457	230,895
Operating Lease Right-of-Use Assets	459,950	278,125
Goodwill	54,710	13,134
Other Intangibles, Net	118,528	5,095
Income Tax Receivable	5,716	3,587
Prepaid Expenses and Other Assets	96,436	86,000
Total Assets	$1,858,463	$1,441,265
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$264,043	$244,670
Deferred Income Taxes Payable	87,008	92,306
Customer Deposits and Advance Payments	73,196	66,289
Operating Lease Liabilities	496,401	309,834
Debt	242,413	10,000
Total Liabilities	1,163,061	723,099
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at December 31, 2022 and December 31, 2021; Shares Issued: 36,100,011 at December 31, 2022 and 35,558,714 at December 31, 2021	18,050	17,779
Additional Paid-in Capital	738,428	724,384
Retained Earnings	79,073	98,546
Accumulated Other Comprehensive Loss	(1,396)	(739)
	834,155	839,970
Less: Treasury Shares at Cost
5,480,353 Shares at December 31, 2022 and 4,580,390 Shares at December 31, 2021	(138,753)	(121,804)
Total Shareholders' Equity	695,402	718,166
Total Liabilities & Shareholders' Equity	$1,858,463	$1,441,265
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
REVENUES:
Lease Revenues and Fees	$1,529,125	$1,633,489	$1,530,464
Retail Sales	585,624	57,568	47,345
Non-Retail Sales	110,531	128,299	127,652
Franchise Royalties and Other Revenues	24,154	26,148	29,458
	2,249,434	1,845,504	1,734,919
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	513,659	531,859	510,709
Retail Cost of Sales	474,879	38,033	29,874
Non-Retail Cost of Sales	99,123	116,123	110,794
	1,087,661	686,015	651,377
GROSS PROFIT	1,161,773	1,159,489	1,083,542
OPERATING EXPENSES:
Personnel Costs	515,144	495,411	476,575
Other Operating Expenses, Net	490,143	434,491	419,108
Provision for Lease Merchandise Write-Offs	97,564	67,888	63,642
Restructuring Expenses, Net	32,717	9,218	42,544
Impairment of Goodwill	12,933	—	446,893
Retirement Charges	—	—	12,634
Separation Costs	1,204	6,732	8,184
Acquisition-Related Costs	14,616	—	—
	1,164,321	1,013,740	1,469,580
OPERATING (LOSS) PROFIT	(2,548)	145,749	(386,038)
Interest Expense	(9,875)	(1,460)	(10,006)
Loss on Debt Extinguishment	—	—	(4,079)
Other Non-Operating (Expense) Income, Net	(2,320)	1,581	2,309
(LOSS) EARNINGS BEFORE INCOME TAX EXPENSE	(14,743)	145,870	(397,814)
INCOME TAX (BENEFIT) EXPENSE	(9,463)	35,936	(131,902)
NET (LOSS) EARNINGS	$(5,280)	$109,934	$(265,912)
(LOSS) EARNINGS PER SHARE	$(0.17)	$3.33	$(7.85)
(LOSS) EARNINGS PER SHARE ASSUMING DILUTION	$(0.17)	$3.26	$(7.85)
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31
(In Thousands)	2022	2021	2020
Net (Loss) Earnings	$(5,280)	$109,934	$(265,912)
Other Comprehensive (Loss) Income:
Unrealized (Loss) on Fuel Hedge Derivative Instrument	(17)	—	—
Foreign Currency Translation Adjustment	(640)	58	(778)
Total Other Comprehensive (Loss) Income	(657)	58	(778)
Comprehensive (Loss) Income	$(5,937)	$109,992	$(266,690)
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Treasury Stock		Common Stock		Invested Capital	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, January 1, 2020	—	$—	—	$—	$837,800	$—	$—	$(19)	$837,781
Stock-Based Compensation	—	—	—	—	23,570	1,112	—	—	24,682
Net increase in Invested Capital	—	—	—	—	120,779	—	—	—	120,779
Net Loss (Earnings)	—	—	—	—	(267,793)	—	1,881	—	(265,912)
Transfer of Invested Capital to Additional Paid-in Capital	—	—	—	—	(714,356)	714,356	—	—	—
Issuance of Common Stock	—	—	33,842	16,921	—	(16,921)	—	—	—
Issuance of Shares under Equity Plan	(895)	(15,977)	1,258	629	—	10,121	—	—	(5,227)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(778)	(778)
Balance at December 31, 2020	(895)	(15,977)	35,100	17,550	—	708,668	1,881	(797)	711,325
Cash Dividends, $0.10 per share	—	—	—	—	—	—	(13,269)	—	(13,269)
Stock-Based Compensation	—	—	—	—	—	11,517	—	—	11,517
Reclassification of liability awards to equity awards	—	—	—	—	—	1,841	—	—	1,841
Issuance of Shares under Equity Plans	(114)	(2,729)	459	229	—	2,358	—	—	(142)
Acquisition of Treasury Stock	(3,571)	(103,098)	—	—	—	—	—	—	(103,098)
Net Earnings	—	—	—	—	—	—	109,934	—	109,934
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	58	58
Balance at December 31, 2021	(4,580)	(121,804)	35,559	17,779	—	724,384	98,546	(739)	718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	—	(14,193)	—	(14,193)
Stock-Based Compensation	—	—	—	—	—	12,814	—	—	12,814
Issuance of Shares under Equity Plans	(165)	(3,565)	541	271	—	1,230	—	—	(2,064)
Acquisition of Treasury Stock	(735)	(13,384)	—	—	—	—	—	—	(13,384)
Net Loss	—	—	—	—	—	—	(5,280)	—	(5,280)
Unrealized Loss on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	—	(17)	(17)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(640)	(640)
Balance at December 31, 2022	(5,480)	$(138,753)	36,100	$18,050	$—	$738,428	$79,073	$(1,396)	$695,402
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(5,280)	$109,934	$(265,912)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	505,966	524,155	503,593
Other Depreciation and Amortization	86,083	69,687	67,667
Provision for Lease Merchandise Write-Offs	97,564	67,888	63,642
Non-Cash Inventory Fair Value Adjustment	23,074	—	—
Accounts Receivable Provision	41,460	27,964	30,753
Stock-Based Compensation	12,390	13,148	24,442
Deferred Income Taxes	(13,581)	28,725	(119,193)
Impairment of Assets	29,478	5,224	477,854
Non-Cash Lease Expense	112,613	93,113	95,864
Other Changes, Net	(10,312)	(5,840)	10,056
Changes in Operating Assets and Liabilities:
Lease Merchandise	(527,511)	(665,381)	(479,278)
Merchandise Inventories	5,026	—	—
Accounts Receivable	(45,881)	(23,679)	(27,914)
Prepaid Expenses and Other Assets	6,284	(3,863)	(4,303)
Income Tax Receivable	(2,129)	(2,494)	4,834
Operating Lease Right-of-Use Assets and Liabilities	(124,393)	(106,128)	(110,295)
Accounts Payable and Accrued Expenses	(1,995)	6,609	63,261
Customer Deposits and Advance Payments	(18,424)	(3,022)	20,698
Cash Provided by Operating Activities	170,432	136,040	355,769
INVESTING ACTIVITIES:
Purchases of Property, Plant & Equipment	(107,980)	(92,704)	(69,037)
Proceeds from Dispositions of Property, Plant, and Equipment	21,519	14,942	8,430
Acquisition of BrandsMart U.S.A., Net of Cash Acquired	(265,630)	—
Acquisitions of Businesses and Customer Agreements, Net of Cash Acquired	(1,062)	(10,121)	(14,793)
Proceeds from Other Investing-Related Activities	1,776	2,508	359
Cash Used in Investing Activities	(351,377)	(85,375)	(75,041)
FINANCING ACTIVITIES:
Borrowings on Swing Line Loans, Net	9,250	—	—
Proceeds from Revolver and Term Loan	291,700	—	5,625
Repayments on Revolver, Term Loan and Financing Leases	(67,793)	9,260	(347,960)
Repayments on Inventory Loan Program, Net	(15,541)	—	—
Dividends Paid	(13,530)	(9,971)	—
Acquisition of Treasury Stock	(13,384)	(103,098)	—
Issuance of Stock Under Stock Option Plans	1,501	2,587	—
Shares Withheld for Tax Payments	(3,565)	(2,729)	(5,227)
Net Transfers From Former Parent	—	—	97,344
Debt Issuance Costs	(2,758)	—	(3,193)
Cash Provided by (Used in) Financing Activities	185,880	(103,951)	(253,411)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(5)	33
Increase (Decrease) in Cash and Cash Equivalents	4,884	(53,291)	27,350
Cash and Cash Equivalents at Beginning of Year	22,832	76,123	48,773
Cash and Cash Equivalents at End of Year	$27,716	$22,832	$76,123
Net Cash Paid (Received) During the Year:
Interest	$6,618	$991	$10,418
Income Taxes	$5,498	$9,654	$(64,013)
The accompanying notes are an integral part of the Consolidated and Combined Financial Statements.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As described elsewhere in this Annual Report on Form 10-K, the novel coronavirus ("COVID-19") pandemic, inflationary pressures, general macroeconomic conditions and rising interest rates have led to significant market disruption and has impacted various aspects of our operations, directly and indirectly. Throughout these notes to the consolidated and combined financial statements, the impacts of these items on the financial results for the year ended December 31, 2022 and comparable prior periods have been identified to the best of our ability under the respective sections. For a discussion of trends that we believe have affected our business as a result of these items, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 pandemic," "Highlights," "Results of Operations" and "Liquidity and Capital Resources", and Part I, Item 1A "Risk Factors", above.
Description of 2020 Spin-off Transaction
On October 16, 2020, management of Aaron’s, Inc. finalized the formation of a new holding company structure in anticipation of the separation and distribution transaction described below. Under the holding company structure, Aaron’s, Inc. became a direct, wholly owned subsidiary of a newly formed company, Aaron’s Holdings Company, Inc. Aaron's, Inc. was subsequently converted to a limited liability company ("Aaron’s, LLC") holding the assets and liabilities historically associated with the historical Aaron's Business segment. Upon completion of the holding company formation, Aaron’s Holdings Company, Inc. became the publicly traded parent company of the Progressive Leasing segment ("Progressive Leasing"), the historical Aaron’s Business segment, and Vive segment ("Vive").
On November 30, 2020 (the "separation and distribution date"), Aaron's Holdings Company, Inc. completed the previously announced separation of the Aaron's Business segment (the "Pre-Spin Aaron's Business") from Progressive Leasing and Vive and changed its name to PROG Holdings, Inc. (referred to herein as "PROG Holdings" or "Former Parent"). The separation of the Pre-Spin Aaron's Business was affected through a distribution (the "separation", the "separation and distribution", or the "spin-off transaction") of all outstanding shares of common stock of a newly formed company called The Aaron's Company, Inc., a Georgia corporation ("the Company"), to the PROG Holdings shareholders of record as of November 27, 2020. Upon the separation and distribution, Aaron's, LLC became a wholly owned subsidiary of The Aaron's Company, Inc. Shareholders of PROG Holdings received one share of The Aaron's Company, Inc. common stock for every two shares of PROG Holdings' common stock. Upon completion of the separation and distribution transaction, The Aaron's Company, Inc. became an independent, publicly traded company under the ticker "AAN" on the New York Stock Exchange. References to PROG Holdings may refer to Aaron's, Inc. or Aaron's Holdings Company, Inc. for transactions, events, and obligations prior to the separation and distribution date or PROG Holdings, Inc. for transactions, events, and obligations of PROG Holdings at or subsequent to the separation and distribution date.
We describe in these footnotes the business held by us after the separation as if it were a standalone business for all historical periods described. However, we were not a standalone separate entity with independently conducted operations before the separation.
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced transaction to acquire a 100% ownership of Interbond Corporation of America, doing business as BrandsMart U.S.A. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Refer to Note 2 to these consolidated and combined financial statements for additional information regarding the acquisition. The Company's financial results for the year ended December 31, 2022 include the results of BrandsMart U.S.A. subsequent to the April 1, 2022 acquisition date.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Business Overview
Description of Business
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of December 31, 2022, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) aarons.com e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of 1,266 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
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
The following table presents store count by ownership type:

Stores as of December 31 (Unaudited)	2022	2021	2020
Company-operated Aaron's Stores[1]	1,034	1,074	1,092
Franchisee-operated Aaron's Stores	232	236	248
BrandsMart U.S.A. Stores[2]	10	—	—
Systemwide Stores	1,276	1,310	1,340
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Basis of Presentation
The financial statements for periods prior to and through the date of the separation and distribution, November 30, 2020, were prepared on a combined standalone basis and were derived from the consolidated financial statements and accounting records of PROG Holdings. The financial statements for the period from December 1, 2020 through December 31, 2020, and for the years ended December 31, 2021 and December 31, 2022 are consolidated financial statements of the Company and its subsidiaries, each of which is wholly owned, and is based on the financial position and results of operations of the Company as a standalone company. Intercompany balances and transactions between consolidated entities have been eliminated. These consolidated and combined financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The historical results of operations and cash flows of the Company prior to the separation and distribution presented in these consolidated and combined financial statements may not be indicative of what they would have been had the Company been an independent standalone entity, nor are they necessarily indicative of the Company's future results of operations, financial position and cash flows.
The consolidated and combined statements of earnings for periods prior to and through the separation and distribution date include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain PROG Holdings corporate functions. These allocated costs and expenses include executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. These costs and expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remaining expenses allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received.
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
For all previously reported periods prior to April 1, 2022, the Company presented all revenues derived from lease agreements and the related fees, as well as the retail sale of both new and returned lease merchandise from our Company-operated Aaron's stores and fees from our Aaron's Club program within one line in the consolidated and combined statements of earnings, presented as lease and retail revenues. Effective April 1, 2022, the Company revised its presentation to separately present revenues derived from lease agreements at our Company-operated Aaron's stores and e-commerce platform and fees from our Aaron's Club program as lease revenues and fees in the consolidated and combined statements of earnings, with the sale of both new and returned lease merchandise from our Company-operated Aaron's stores being classified as retail sales. This revised presentation does not have an impact on total revenues presented in prior periods.
Similarly, for all previously reported periods prior to April 1, 2022, the Company presented the depreciation expense associated with lease merchandise as well as the depreciated costs of merchandise sold within one line in the consolidated and combined statements of earnings, presented as the cost of lease and retail revenues. Effective April 1, 2022, the Company revised its presentation to separately present the depreciation expense associated with lease merchandise in the consolidated and combined statements of earnings, with the costs associated with merchandise sold through our Company-operated Aaron's stores presented as retail cost of sales. This revised presentation does not have an impact on total costs of revenues presented in prior periods.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
cash flows. This revised presentation and the related adjustments to the prior period presentation do not have an impact on cash provided by operating activities.
Significant Accounting Policies
Segment Reporting
As of December 31, 2022, the Company has two operating and reportable segments: Aaron's Business and BrandsMart. During the year ended December 31, 2022, the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business segment is comprised of the Pre-Spin Aaron's Business, which provides consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the aarons.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers lease-to-own solutions to BrandsMart U.S.A. customers, and Woodhaven, which manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
The BrandsMart segment is comprised of the operations of BrandsMart U.S.A. (excluding BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on BrandsMartUSA.com.
Revenue Recognition
The Company provides lease and retail merchandise, consisting of appliances, electronics, furniture, and other home goods to its customers for lease under certain terms agreed to by the customer and through retail sales. The Company's Aaron's stores, aarons.com e-commerce platform, and BrandsMart Leasing components of the Aaron's Business segment offer leases with flexible ownership plans that can be generally renewed weekly, bi-weekly, semi-monthly, or monthly up to 12, 18 or 24 months. The Aaron's Business segment also earns revenue from the sale of merchandise to customers and Aaron's franchisees, and earns ongoing revenue from Aaron's franchisees in the form of royalties and through advertising efforts that benefit the franchisees.
The Company's BrandsMart U.S.A. stores and related brandsmartusa.com e-commerce platform offer the sale of merchandise directly to its customers via retail sales.
See Note 6 to these consolidated and combined financial statements for further information regarding the Company's revenue recognition policies and disclosures.
(Loss) Earnings Per Share
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Year Ended December 31,
(Shares In Thousands)	2022	2021	2020
Weighted Average Shares Outstanding	30,881	32,992	33,877
Dilutive Effect of Share-Based Awards[1]	—	730	—
Weighted Average Shares Outstanding Assuming Dilution	30,881	33,722	33,877
1 There was no dilutive effect to the loss per common share for the years ended December 31, 2022 and December 31, 2020 due to the net loss incurred in the respective year-to-date periods.
Approximately 0.1 million weighted-average share based awards were excluded from the computation of earnings per share assuming dilution during the year ended December 31, 2021 as the awards would have been anti-dilutive for the period.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Lease Merchandise
The Company’s lease merchandise is recorded at the lower of depreciated cost, including overhead costs from our distribution centers, or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company begins depreciating lease merchandise at the earlier of 12 months and one day from its purchase of the merchandise or when the merchandise is leased to customers. Lease merchandise fully depreciates to a 0% salvage value over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

	December 31,
(In Thousands)	2022	2021
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$446,923	$496,506
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	246,872	275,648
Lease Merchandise, net of Accumulated Depreciation and Allowances[2]	$693,795	$772,154
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the consolidated balance sheets of $12.9 million and $20.2 million as of December 31, 2022 and 2021, respectively.
2 General and administrative overhead costs capitalized into the cost of lease merchandise were $56.0 million, $55.0 million, and $43.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized overhead costs remaining in lease merchandise were $55.1 million and $50.6 million as of December 31, 2022 and 2021, respectively.
The Aaron's store-based operations' policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at both the Aaron's distribution centers and Woodhaven manufacturing facilities. Physical inventories are also taken at the manufacturing facilities annually. The Company also monitors merchandise levels and mix by division, store, and distribution center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off and is included as a component of the provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings.
The Company records a provision for lease merchandise write-offs using the allowance method, which is included within lease merchandise, net within the consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic on our customers. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying consolidated and combined statements of earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Beginning Balance	$12,339	$11,599	$13,823
Merchandise Written off, net of Recoveries	(96,009)	(67,148)	(65,869)
Provision for Write-offs	97,564	67,888	63,645
Ending Balance	$13,894	$12,339	$11,599

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Merchandise Inventories
The Company’s merchandise inventories are stated at the lower of weighted average cost or net realizable value, and consist entirely of merchandise held for sale by the BrandsMart segment. In-bound freight-related costs from vendors, net of allowances and vendor rebates, are included as part of the net cost of merchandise inventories. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within retail cost of sales in the consolidated and combined statements of earnings. During the year ended December 31, 2022, the Company recognized a one-time non-cash charge for a fair value adjustment to the acquired BrandsMart merchandise inventories of $23.1 million, which was included within retail cost of sales in the consolidated and combined statements of earnings.
The Company periodically evaluates aged or obsolete inventory on a specific item basis and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory and are recorded within retail cost of sales within the consolidated and combined statement of earnings. The write-offs of merchandise inventories associated with the Company's cycle and physical inventory count processes are also included within retail cost of sales in the consolidated and combined statements of earnings. In addition to identifying markdowns and write-offs on a specific item basis, the Company also records a general reserve for unidentified aged or obsolete inventory as well as potential write downs associated with the inventory count process.
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	December 31, 2022
Merchandise Inventories, gross	$96,945
Reserve for Merchandise Inventories	(981)
Merchandise Inventories, net	$95,964
The following table shows the components of the reserve for merchandise inventories:

Year Ended
(In Thousands)	December 31, 2022
Beginning Balance	$—
Merchandise Written off	—
Provision for Write-offs	981
Ending Balance	$981
Retail and Non-Retail Cost of Sales
Included in retail cost of sales, as well as non-retail cost of sales, is the net book value of merchandise sold via retail and non-retail sales, primarily using specific identification. The components of cost of sales are further described below.
Depreciation of Lease Merchandise and Other Lease Revenue Costs
The following table discloses the primary items classified under the expense category "Depreciation of Lease Merchandise and Other Lease Revenue Costs":

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Depreciation of the capitalized costs (recorded at the lower of depreciated costs or net realizable value) of available and on rent lease merchandise at the Aaron’s Business segment. Capitalized costs include:

•Landed Inventory Costs
•Overhead Costs incurred at our internal distribution centers, including transportation costs incurred to transfer inventory from the Company's fulfillment centers to Company Operated stores
•Freight expenses associated with receiving the inventory from our vendors
•Costs of manufactured inventory at our Woodhaven operations including overhead from production facilities, shipping costs and warehousing costs
Accelerated depreciation associated with early pay out transactions
Amortization of Aaron's Business cooperative advertising consideration, received from vendors, that are not specifically identifiable incremental costs incurred in selling those vendor's products
Amortization of rebate credits associated with the leasing of lease merchandise at the Aaron's Business
External service provider fees associated with hosting the Aaron's Club program
Retail Cost of Sales - Aaron's Business
The following table discloses the primary items classified under the expense category "Retail Cost of Sales" for the Aaron's Business segment:

Costs of the NBV of lease merchandise (recorded at the lower of depreciated costs or net realizable value) at the Aaron's Business segment including:
•Landed Inventory Costs
•Overhead Costs incurred at our internal distribution centers, including transportation costs incurred to transfer inventory from the Company's fulfillment centers to Company Operated stores
•Freight expenses associated with receiving the inventory from our vendors
•Costs of manufactured inventory at our Woodhaven operations including overhead from production facilities, shipping costs and warehousing costs
Amortization of Aaron's Business cooperative advertising consideration, received from vendors, that are not specifically identifiable incremental costs incurred in selling those vendor's products
Amortization of rebate credits associated with the retail sale of lease merchandise at the Aaron's Business
Retail Cost of Sales - BrandsMart
The following table discloses the primary items classified under the expense category "Retail Cost of Sales" for the BrandsMart Business segment:

Weighed average costs of landed inventory invoice costs (recorded at the lower of weighted average costs or net realizable value)
Overhead Costs incurred at our internal distribution centers
Freight expenses associated with receiving the inventory from our vendors
Transportation costs incurred to transfer inventory from the Company's fulfillment centers to Company Operated stores
Cooperative advertising consideration, received from vendors, that are not specifically identifiable incremental costs incurred in selling those vendor's products
Vendor rebate credits associated with the retail sale of merchandise inventories
Subsequent markdowns of merchandise inventories
Third party transportation and internal vehicle charges associated with customer shipping and handling
Charges/Provisions for shrink and obsolescence
Cost of services provided including personnel related costs, replacement costs, and freight expenses

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
As further described in Note 2 to these consolidated and combined financial statements, the Company also recognized a one-time non-cash charge for a fair value adjustment to the acquired BrandsMart merchandise inventories of $23.1 million during the year ended December 31, 2022, which was included within retail cost of sales in the consolidated and combined statements of earnings.
Non-Retail Cost of Sales - Aaron's Business
The following table discloses the primary items classified under the expense category "Non-Retail Cost of Sales" for the Aaron's Business segment:

Cost of the NBV of lease merchandise (recorded at the lower of depreciated costs or net realizable value) sold to Aaron's Business franchisees or wholesale customers of our Woodhaven operations which includes:

•Landed Inventory Costs
•Overhead Costs incurred at our internal distribution centers
•Freight expenses associated with receiving the inventory from our vendors
•Costs of manufactured inventory at our Woodhaven operations including overhead from production facilities, shipping costs and warehousing costs
•Transportation costs incurred to transfer inventory from the Company's fulfillment centers to Company Operated stores
Amortization of Aaron's Business cooperative advertising consideration, received from vendors, that are not specifically identifiable incremental costs incurred in selling those vendor's products
Shipping and Handling Costs
Shipping and handling costs are primarily classified within other operating expenses, net in the accompanying consolidated and combined statements of earnings and to a lesser extent, capitalized into the cost of lease merchandise and subsequently depreciated or recognized as cost of retail sales. Shipping and handling costs classified within other operating expenses, net were $70.1 million, $60.4 million and $52.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Shipping and handling costs capitalized into the cost of lease merchandise were $27.4 million, $25.4 million and $12.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $39.1 million, $53.6 million and $40.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are classified within other operating expenses, net in the consolidated and combined statements of earnings. These advertising costs are shown net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $35.7 million, $27.0 million and $21.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The prepaid advertising asset was $4.6 million and $1.0 million at December 31, 2022 and 2021, respectively, and is reported within prepaid expenses and other assets on the consolidated balance sheets.
Stock-Based Compensation
Stock-based compensation expense for the period prior to the effective date of the separation and distribution on November 30, 2020 was allocated to The Aaron's Company based on the awards and terms previously granted to its employees under the PROG Holdings stock-based compensation plans and includes an allocation of PROG Holdings' corporate employee stock-based compensation expenses. The Aaron's Company has stock-based employee compensation plans adopted in connection with the separation and distribution in which certain Company employees are participants, which are more fully described in Note 13 to these consolidated and combined financial statements.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
For stock awards granted under such plans, management estimates the fair value for the options granted on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of each share of restricted stock units ("RSUs"), restricted stock awards ("RSAs") and performance share units ("PSUs") with Company-specific performance criteria is equal to the market value of a share of the Company's common stock on the grant date. For PSUs that are granted with a total shareholder return ("TSR") component, management estimates the fair value using a Monte Carlo simulation valuation model, as these awards are subject to a market condition. For all stock award types, the Company considers whether any material nonpublic information is known to the Company at the time the awards are granted that could impact the determined grant date fair value. No adjustments to fair value were deemed necessary for the years ended December 31, 2022, 2021 or 2020 based on these considerations.
Management estimates the fair value of awards issued under the Company's employee stock purchase plan ("ESPP") using a series of Black-Scholes-Merton pricing models that consider the components of the "lookback" feature of the plan, including the underlying stock, call option, and put option. The design of awards issued under the Company's ESPP is more fully described in Note 13 to these consolidated and combined financial statements.
Retirement-Related Equity Modifications
In connection with the completion of the separation and distribution on November 30, 2020, PROG Holdings and the Company entered into a Transition Agreement (the "Transition Agreement") with the Chief Executive Officer of Aaron's Holdings Company, Inc. (the "CEO"), pursuant to which the CEO would retire and transition to become the non-employee Chairman of the Board of Directors of the Company effective November 30, 2020. The Transition Agreement provided that all unvested stock options, restricted stock awards and performance share units granted to the CEO in prior periods become 100% vested as promptly as practicable following the completion of the separation and distribution. The Company concluded that the terms of this Transition Agreement resulted in award modifications under ASC 718, Compensation - Stock Compensation ("ASC 718"), as both the fair value and vesting conditions of the awards were considered modified. The modifications resulted in incremental compensation expense allocated to the Company of $11.0 million, which was recognized as a component of retirement charges in the consolidated and combined statements of earnings for the year ended December 31, 2020. See Note 13 to these consolidated and combined financial statements for additional information regarding these modifications.
Separation Costs
Separation costs include allocated expenses prior to November 30, 2020 and actual expenses after November 30, 2020 associated with the separation and distribution, including personnel-related costs and incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards related to Company employees, as well as an allocation of similar expenses related to PROG Holdings' corporate and shared function employees. See Note 13 to these consolidated and combined financial statements for additional information regarding the modification of awards that were converted concurrent with the separation and distribution. Separation costs also include one-time expenses incurred by the Company in order to begin operating as an independent, standalone public entity after the completion of the separation and distribution.
Acquisition-Related Costs
Acquisition-related costs of $14.6 million were incurred during the year ended December 31, 2022 and primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A completed April 1, 2022.

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
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers) and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

	December 31,
(In Thousands)	2022	2021
Customers	$9,721	$8,635
Corporate	20,597	11,478
Franchisee	7,873	9,330
	$38,191	$29,443

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company maintains an accounts receivable allowance for the Aaron's Business customer lease agreements, under which its policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease revenues and fees within the consolidated and combined statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables that are 60 days or more past due on pre-determined dates twice monthly.
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
The allowance related to remaining corporate receivables is not significant for the years ended December 31, 2022 and 2021.
The following table shows the components of the accounts receivable allowance:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Beginning Balance	$7,163	$7,613	$10,720
Accounts Written Off, net of Recoveries	(39,728)	(28,414)	(33,860)
Accounts Receivable Provision	41,460	27,964	30,753
Ending Balance	$8,895	$7,163	$7,613
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Year Ended December 31,
(In Thousands)	2022	2021
Bad Debt Expense (Reversal)	$124	$(735)
Provision for Returns and Uncollectible Contractually Due Renewal Payments	41,336	28,699
Accounts Receivable Provision	$41,460	$27,964
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
Gains and losses related to dispositions and retirements are recognized as incurred. Maintenance and repairs are also expensed as incurred, and leasehold improvements are capitalized and amortized over the lesser of the expected lease term or the asset's useful life. Depreciation expense for property, plant and equipment is classified within other operating expenses, net in the accompanying consolidated and combined statements of earnings and was $76.8 million, $64.2 million and $60.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of previously capitalized internal use software development costs, which is a component of depreciation expense for property, plant and equipment, was $20.8 million, $18.6 million and $17.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Management assesses its long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. If it is determined that the carrying amount of an asset is not recoverable, based on analysis of undiscounted cash flows expected to be generated by the asset or asset group, management compares the carrying amount of the asset to its fair value as estimated using discounted expected future cash flows, market values or replacement values for similar assets. The amount by which the carrying amount exceeds the fair value of the asset, if any, is recognized as an impairment loss.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

	December 31,
(In Thousands)	2022	2021
Prepaid Expenses	$20,218	$14,651
Insurance Related Assets	25,103	30,757
Company-Owned Life Insurance	13,443	15,808
Assets Held for Sale	1,857	1,550
Deferred Tax Assets	16,277	7,994
Other Assets[1]	19,538	15,240
	$96,436	$86,000
1 Amounts as of December 31, 2022 included restricted cash of $1.6 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
Assets Held for Sale
Certain properties, consisting of parcels of land and commercial buildings, and certain company-owned vehicles met the held for sale classification criteria as of December 31, 2022 and 2021. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification as held for sale.
Management estimated the fair values of real estate properties using the market values for similar properties. These properties are considered Level 2 assets as defined below. The carrying amount for all assets held for sale as of December 31, 2022 and 2021 is $1.9 million and $1.6 million, respectively.
Impairment charges and/or gains and losses related to the sale of assets held for sale are recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs further described in Note 11 to these consolidated and combined financial statements) in the consolidated and combined statement of earnings. Such gains and losses were not significant during the years ended December 31, 2022, 2021 and 2020. The proceeds related to the sale of assets held for sale were $2.2 million, $6.0 million, and $4.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, which were recorded in proceeds from dispositions of property, plant and equipment in the consolidated and combined statements of cash flows.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
(In Thousands)	2022	2021
Accounts Payable	$106,966	$83,118
Estimated Claims Liability Costs	58,549	57,381
Accrued Salaries and Benefits	33,932	57,837
Accrued Real Estate and Sales Taxes	24,030	22,754
Other Accrued Expenses and Liabilities	40,566	23,580
	$264,043	$244,670
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
Asset Retirement Obligations
The Company accrues for asset retirement obligations, which relate to expected costs to remove exterior signage, in the period in which the obligations are incurred. These costs are accrued at fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and updated for changes in estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any differences between the settlement amount and the liability recorded. Asset retirement obligations, which are included in accounts payable and accrued expenses in the consolidated balance sheets, amounted to approximately $2.2 million and $2.4 million as of December 31, 2022 and 2021, respectively. The capitalized cost is depreciated over the useful life of the related asset.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The fair values of the Company’s current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of December 31, 2022 and December 31, 2021 were subject to a variable interest rate. Therefore, the fair value of these borrowings also approximates its carrying value. These assets and liabilities are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, and property, plant and equipment, in connection with periodic evaluations for potential impairment.
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
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. For the fair value measurements performed related to the net assets acquired, including acquired intangible assets, the Company utilized multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows. See Note 2 to these consolidated and combined financial statements for further details regarding the acquired assets.
The Company performed an interim goodwill impairment analysis for its reporting units as of August 31, 2022 which resulted in the full impairment of the Aaron's Business reporting unit goodwill. During the fourth quarter of 2022, the Company also performed its annual goodwill impairment analysis for its reporting units. These evaluations required multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance, and cash flows. Further details about these goodwill impairment evaluations are described in Note 3 to these consolidated and combined financial statements.
Foreign Currency
The financial statements of the Company’s Canadian subsidiary are translated from the Canadian dollar functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses of the subsidiary are recorded in accumulated other comprehensive loss as a component of equity. The Company's assets include assets from Canadian operations of $13.1 million and $13.8 million as of December 31, 2022 and 2021, respectively.
Foreign currency remeasurement gains and losses are recorded primarily due to remeasurement of the financial assets and liabilities of the Company's Canadian stores between the Canadian dollar and the U.S. dollar and were not significant in 2022, 2021 or 2020.
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
The Company's outstanding debt borrowing as of December 31, 2021 included an election of a LIBO rate that has not yet been eliminated. Also, the Company modified its debt agreement in conjunction with the acquisition of BrandsMart U.S.A. Borrowings under the new debt agreement bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the debt agreement), or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. Therefore, there is no impact on the consolidated and combined financial statements of the Company related to the adoption of ASU 2020-04.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination to be recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers, rather than at its assumed acquisition date fair value. The Company elected to early adopt ASU 2021-08 in the second quarter of 2022, and therefore accounted for deferred revenue contracts acquired in connection with the BrandsMart U.S.A. acquisition under this standard. The adoption of the standard has no retrospective impact to the Company's historical consolidated and combined financial statements.
NOTE 2: ACQUISITIONS
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
The BrandsMart U.S.A. acquisition has been accounted for as a business combination, and the BrandsMart results of operations are included in the Company's results of operations from the April 1, 2022 acquisition date. BrandsMart contributed revenues of $552.5 million and net losses of $11.2 million from April 1, 2022 through the period end date, December 31, 2022. BrandsMart net losses include a one-time, non-cash charge for a fair value adjustment of $23.1 million made to the acquired merchandise inventories, which was included within "Retail Cost of Sales" in the consolidated and combined statements of earnings.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Preliminary Acquisition Accounting
The consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed in the BrandsMart U.S.A. acquisition as of the April 1, 2022 acquisition date as well as measurement period adjustments recorded since the fiscal quarter ended June 30, 2022, are as follows:

(In Thousands)	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as adjusted)
Cash Consideration to BrandsMart U.S.A.	$230,000	$—	$230,000
Acquired Cash	15,952	—	15,952
Estimated Excess Working Capital, net of Cash	32,689	2,910	35,599
Non-Cash Off-Market Lease Agreement[3]	6,823	—	6,823
Aggregate Consideration Transferred	285,464	2,910	288,374
Total Purchase Consideration, Net of Cash Acquired	$269,512	$2,910	$272,422

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Accounts Receivable	12,423	(8,113)	4,310
Merchandise Inventories	126,798	(2,734)	124,064
Property, Plant and Equipment	22,106	(53)	22,053
Operating Lease Right-of-Use Assets	159,542	668	160,210
Other Intangibles[4]	108,950	14,000	122,950
Prepaid Expenses and Other Assets[5]	6,406	2,643	9,049
Total Identifiable Assets Acquired	436,225	6,411	442,636
Accounts Payable and Accrued Expenses	29,610	(4,270)	25,340
Customer Deposits and Advance Payments	25,064	268	25,332
Operating Lease Liabilities	158,767	(55)	158,712
Debt	15,540	—	15,540
Total Liabilities Assumed	228,981	(4,057)	224,924
Net Assets Acquired	207,244	10,468	217,712
Goodwill[6]	62,268	(7,558)	54,710
Total Estimated Fair Value of Net Assets Acquired	$269,512	$2,910	$272,422
1 As previously reported in the notes to condensed consolidated financial statements included in our Quarterly Report on
Form 10-Q for the fiscal quarter ended June 30, 2022.
2 The measurement period adjustments primarily relate to further refinement of an appropriate discount rate used to value the intangible assets as of the acquisition date, adjustments to the working capital settlement agreement, and opening balance adjustments to merchandise inventories and various other asset and liability balances further illustrated in the table above.
3 Effective as of the Acquisition Date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A. The agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The annual rent is considered to be above market. The value of the off-market element of the lease agreements has been included in consideration transferred and as a reduction to the operating lease right-of-use-asset.
4 Identifiable intangible assets are further disaggregated in the table set forth below.
5 Includes restricted cash of $2.5 million at the acquisition date that was held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
6 The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, all of which is expected to be deductible for tax purposes. Goodwill is comprised of synergies created from the expected future benefits to the Company, including those related to the expansion of BrandsMart stores into new markets, expanded product assortment, procurement synergies, the projected growth of the BrandsMart Leasing business, and certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. See Note 3 to these consolidated and combined financial statements for further discussion of the identification of the Company's reporting units and the allocation of goodwill and Note 12 for the discussion of operating segments associated with the BrandsMart U.S.A. acquisition.
The fair value estimations are still preliminary as they could be subject to change as the Company finalizes assessments over the assets and liabilities that were acquired as part of the BrandsMart U.S.A. acquisition.
The preliminary estimated values of intangible assets attributable to the BrandsMart U.S.A. acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Trade Names	$108,000	20.0
Non-Compete Agreements	250	3.0
Customer List	14,700	4.0
Total Acquired Intangible Assets	$122,950
During the year ended December 31, 2022, the Company incurred $14.6 million of transaction costs in connection with the acquisition of BrandsMart U.S.A. These costs were included within "Acquisition-Related Costs" in the consolidated and combined statements of earnings. Acquisition-Related Costs that will affect the Company's income statement beyond twelve months after the acquisition date are not expected to be material.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of BrandsMart U.S.A. had occurred on January 1, 2021, compared to actual, historical results.

	Three Months Ended December 31,
(Unaudited)	2022		2021
(In Thousands)	As Reported	Pro Forma Combined Results	As Reported	Pro Forma Combined Results
Revenues	$589,584	$589,584	$444,802	$650,617
(Loss) Earnings Before Income Taxes	(9,621)	(8,096)	20,069	23,451
Net (Loss) Earnings	(5,854)	(4,713)	16,288	18,817

	Year Ended December 31, 2022
(Unaudited)	2022		2021
(In Thousands)	As Reported	Pro Forma Combined Results	As Reported	Pro Forma Combined Results
Revenues	$2,249,434	$2,422,205	$1,845,504	$2,601,901
(Loss) Earnings Before Income Taxes	(14,743)	23,197	145,870	130,138
Net Earnings	(5,280)	25,954	109,934	98,166
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The unaudited pro forma combined financial information for the years ended December 31, 2022 and December 31, 2021 includes adjustments to, among other things, record depreciation expense, amortization expense and income taxes based upon the fair value allocation of the purchase price to BrandsMart's tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021.
Interest expense on the additional debt incurred by the Company to fund the acquisition and personnel costs incurred related to the acquisition are also included in the unaudited pro forma combined information as if the BrandsMart U.S.A acquisition had occurred on January 1, 2021 for the pro forma years ended December 31, 2022, and 2021. Acquisition-related costs of $14.6 million and a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.1 million were recognized during the year ended December 31, 2022. These costs are excluded from the unaudited pro forma net earnings for the year ended December 31, 2022 and are instead reflected in the unaudited pro forma net earnings for the year ended December 31, 2021 as though they were incurred on January 1, 2021.
Franchisee Acquisitions
The Company acquired the store operations of various Aaron's franchisees during the years ended December 31, 2021 and 2020, for a combined purchase price of $10.6 million and $14.7 million, respectively. The franchisee acquisitions have been accounted for as business combinations and the results of operations of the acquired businesses are included in the Company’s results of operations from their dates of acquisition. The primary tangible asset acquired as part of these transactions was lease merchandise and the primary intangible assets allocated to were reacquired franchise rights and customer lease contracts during the years ended December 31, 2021 and 2020, respectively. As a result of these business combinations, the Company recorded $5.6 million and $7.6 million in goodwill during the years ended December 31, 2021 and 2020, respectively. The effect of these acquisitions on the consolidated and combined financial statements for the years ended December 31, 2022, 2021 and 2020 was not significant. There were no material measurement period adjustments recognized in 2022 related to the 2021 franchisee acquisitions and there were no franchise acquisitions in 2022.
NOTE 3: GOODWILL AND INTANGIBLES
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. All acquisition-related goodwill balances are allocated amongst the Company's reporting units based on the nature of the acquired operations that originally created the goodwill. During the fourth quarter of 2022, in connection with its annual impairment testing, management evaluated the various components of the operating segments further described in Note 12 to these consolidated and combined financial statements and identified three reporting units, Aaron's Business, BrandsMart, and BrandsMart Leasing, each as described below.
The Aaron's Business reporting unit is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) aarons.com e-commerce platform ("aarons.com"); and (iii) Woodhaven (collectively, the "Aaron’s Business reporting unit"). The Aaron's Business reporting unit is a component of the Aaron's Business operating segment.
The operations of BrandsMart Leasing comprise the BrandsMart Leasing reporting unit (collectively, the "BrandsMart Leasing reporting unit"), and is a component of the Aaron's Business operating segment.
Management considered the aggregation of the BrandsMart Leasing reporting unit and Aaron's Business reporting unit as a single reporting unit and determined that these components were economically dissimilar and also reviewed separately by the segment managers of the Aaron's Business operating segment, and therefore should not be aggregated.
The operations of BrandsMart, as further defined in Note 1 to these consolidated and combined financial statements, comprise the BrandsMart reporting unit (collectively, the "BrandsMart reporting unit") and is also the sole component of the BrandsMart operating segment.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The acquisition of BrandsMart U.S.A. resulted in the recognition of approximately $54.7 million of goodwill, inclusive of measurement period adjustments further described in Note 2 to these consolidated and combined financial statements. Of this amount, $26.5 million was assigned to the BrandsMart Leasing reporting unit. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Aaron's Business	BrandsMart	BrandsMart Leasing[1]	Total
Balance at January 1, 2021	$7,569	$—	$—	$7,569
Acquisitions	5,554	—	—	5,554
Disposals, Currency Translation and Other Adjustments	(52)	—	—	(52)
Acquisition Accounting Adjustments	63	—	—	63
Balance at December 31, 2021	$13,134	$—	$—	$13,134
Acquisitions	—	62,268	—	62,268
Currency Translation Adjustments	(94)	—	—	(94)
Acquisition Accounting Adjustments	(107)	(34,075)	26,517	(7,665)
Impairment Loss	(12,933)	—	—	(12,933)
Balance at December 31, 2022	$—	$28,193	$26,517	$54,710
1During the fourth quarter of 2022, the Company allocated $26.5 million of the goodwill balance associated with the BrandsMart U.S.A. acquisition to the BrandsMart Leasing reporting unit. The remaining goodwill balance of $28.2 million has been allocated to the BrandsMart reporting unit and operating segment.
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
The Company concluded that the need for an interim goodwill impairment test was triggered for the Aaron's Business reporting unit for the quarter ended September 30, 2022. Factors that led to this conclusion included: (i) the continued decline in the Company's stock price and market capitalization during the third quarter of 2022; and (ii ) uncertainty with regard to the short-term and long-term impacts that adverse macroeconomic conditions, including inflation and rising interest rates, may have on the financial health of our Aaron's Business customers and franchisees. The Company determined that the Aaron's Business Reporting Unit's goodwill was fully impaired and recorded a goodwill impairment loss of $12.9 million during the quarter ended September 30, 2022. The Company concluded that given the recency of the purchase transaction, the provisional nature of the goodwill balance and carrying value as our acquisition accounting is preliminary and subject to adjustment during the measurement period, and the results of the interim impairment evaluation, the BrandsMart reporting unit goodwill was not impaired as of September 30, 2022.
The Company also performed its annual goodwill impairment test on the remaining goodwill balance allocated to BrandsMart Leasing and BrandsMart reporting units as of its annual testing date, October 1, 2022, and determined that no impairment had occurred and that the fair value of the reporting units was substantially in excess of its carrying value. The Company also determined that there were no events that occurred or circumstances that changed during the fourth quarter of 2022 that would more likely than not reduce the fair value of the reporting units below its carrying amounts.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
For both the interim and annual goodwill impairment evaluations described above, the Company engaged the assistance of a third-party valuation firm to perform the goodwill impairment tests. This entailed an assessment of the Aaron's Business, BrandsMart, and BrandsMart Leasing reporting units' fair values relative to their respective carrying values that was derived using a combination of both income and market approaches and by performing a market capitalization reconciliation, which included an assessment of the control premium implied from the Company's estimated fair values of its reporting units. The fair value measurement involved significant unobservable inputs (Level 3 inputs, as discussed more fully below). The income approach utilized the discounted future expected cash flows, which required assumptions about short-term and long-term revenue growth or decline rates, operating margins, capital requirements, and a weighted-average cost of capital.
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
The short-term and long-term revenue growth rates, operating margins, capital requirements and weighted-average cost of capital are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. The Company performed sensitivity analyses for the Aaron's Business reporting unit during its interim assessment, including considering reasonably possible alternative assumptions for long-term growth or decline rates and weighted-average cost of capital rates. Each of the sensitivity analyses performed supported the conclusion of a full impairment of the Aaron's Business goodwill as of September 30, 2022. The Company performed sensitivity analyses for the BrandsMart and BrandsMart Leasing reporting units during its annual assessment, including considering reasonably possible alternative assumptions for long-term growth or decline rates and weighted-average cost of capital rates. The sensitivity analyses performed supported the Company's conclusion of no impairment for the BrandsMart Leasing reporting unit as of October 1, 2022. The sensitivity analyses performed supported the Company's conclusion of no impairment for the BrandsMart reporting unit as of October 1, 2022, although an increase of 10% or more in the weighted-average cost of capital may result in a potential impairment in the BrandsMart reporting unit.
The Company may be required to recognize material impairments to the BrandsMart or BrandsMart Leasing goodwill balances in the future if: (i) the Company fails to successfully execute on one or more elements of the BrandsMart strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the BrandsMart or BrandsMart leasing carrying values increase without an associated increase in the fair value; and/or (iv) BrandsMart or BrandsMart Leasing is materially impacted by further deterioration of macroeconomic conditions, including inflation and rising interest rates.
March 2020 Impairment of Goodwill
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Definite-Lived Intangible Assets
The following table summarizes information related to the Company's definite-lived intangible assets at December 31:

	2022			2021
(In Thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer Relationships	$696	$(455)	$241	$1,484	$(923)	$561
Reacquired Franchise Rights	5,440	(3,539)	1,901	7,352	(4,088)	3,264
Non-Compete Agreements	320	(111)	209	1,600	(1,375)	225
Customer Lease Contracts	—	—	—	718	(275)	443
Expanded Customer Base	1,440	(1,157)	283	1,816	(1,214)	602
Trade Names	108,000	(4,050)	103,950	—	—	—
Customer List	14,700	(2,756)	11,944	—	—	—
Total	$130,596	$(12,068)	$118,528	$12,970	$(7,875)	$5,095
The Company's definite-lived intangible assets were acquired in connection with store-based business acquisitions, asset acquisitions of customer contracts, franchisee acquisitions, and the BrandsMart U.S.A. acquisition. The customer relationship intangible asset is amortized on a straight-line basis over a three-year estimated useful life. The non-compete intangible asset is amortized on a straight-line basis over the life of the agreement (generally one to five years). The customer lease contract intangible asset is amortized on a straight-line basis over a one-year estimated useful life. The expanded customer base intangible asset represents the estimated fair value paid in an asset acquisition for the ability to advertise and execute lease agreements with a larger pool of customers in the respective markets, and is generally amortized on a straight-line basis over two to six years. Reacquired franchise rights are amortized on a straight-line basis over the remaining life of the franchisee’s ten-year license term. The trade names acquired in the BrandsMart U.S.A. acquisition are amortized over a 20-year estimated useful life, and the customer list acquired in the BrandsMart U.S.A. acquisition is amortized over a four-year estimated useful life.
Total amortization expense of the Company's definite-lived intangible assets included in other operating expenses, net in the accompanying consolidated and combined statements of earnings was $9.3 million, $5.5 million and $6.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, estimated future amortization expense for the next five years related to the Company's definite-lived intangible assets is as follows:

(In Thousands)
2023	$10,362
2024	9,783
2025	9,488
2026	6,512
2027	5,432

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 4: FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

	December 31, 2022			December 31, 2021
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(8,621)	$—	$—	$(10,930)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

	December 31, 2022			December 31, 2021
(In Thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$1,857	$—	$—	$1,550	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 11 to these consolidated and combined financial statements) in the consolidated and combined statements of earnings. The highest and best use of the assets held for sale is as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. For the fair value measurements performed related to the net assets acquired, including acquired intangible assets, the Company utilized multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows. See Note 2 to these consolidated and combined financial statements for further details regarding the acquired assets.
Additionally, the Company’s goodwill is subject to an impairment test at the reporting unit level annually as of October 1, and more frequently if events or circumstances indicate that an impairment may have occurred. The Company's impairment testing entails an assessment of the Company's reporting units’ fair value, which is derived using a combination of both income and market approaches relative to the carrying value that involves significant unobservable inputs (Level 3 inputs). Refer to Note 3 to these consolidated and combined financial statements for further details regarding the determination of the fair value of the Company's reporting units and related impairment testing results for the interim and annual periods, as applicable, during the years ended December 31, 2022, 2021 and 2020.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 5: PROPERTY, PLANT, AND EQUIPMENT
The following is a summary of the Company’s property, plant, and equipment:

	December 31
(In Thousands)	2022	2021
Land	$11,740	$16,348
Buildings and Improvements	43,309	53,732
Leasehold Improvements and Signs	134,312	82,010
Vehicles	96,543	93,949
Fixtures and Equipment	105,362	90,523
Software - Internal-Use	143,091	123,989
Construction in Progress	15,080	21,035
	549,437	481,586
Less: Accumulated Depreciation and Amortization[1]	(281,980)	(250,691)
	$267,457	$230,895
1Includes accumulated amortization of internal-use software development costs which amounted to $93.4 million and $76.6 million as of December 31, 2022 and 2021, respectively.
Depreciation expense on assets recorded under finance leases is included in other operating expenses, net and was $0.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, and relates to vehicles assumed as part of a franchisee acquisition. During the year ended December 31, 2021, the remaining assets under finance leases were fully amortized.
NOTE 6: REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Lease Revenues and Fees	$1,529,125	$1,633,489	$1,530,464
Retail Sales	585,624	57,568	47,345
Non-Retail Sales	110,531	128,299	127,652
Franchise Royalties and Fees	23,376	25,129	28,212
Other	778	1,019	1,246
Total[1]	$2,249,434	$1,845,504	$1,734,919
1 Includes revenues from Canadian operations of $18.6 million, $22.7 million and $21.7 million during the years ended December 31, 2022, 2021, and 2020, which are primarily lease revenues and fees.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
All of Aaron's customer lease agreements, including BrandsMart Leasing, are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under lease agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the accompanying consolidated and combined statements of earnings. The consolidated and combined statements of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the years ended December 31, 2022, 2021, and 2020. Included in lease revenues and fees above, the Company had $27.2 million, $27.3 million and $25.1 million of other revenue during the years ended December 31, 2022, 2021, and 2020, respectively, within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above in the accompanying consolidated and combined statements of earnings.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Retail Sales
All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the years ended December 31, 2022, 2021 and 2020.
Aaron's Business
Revenues from the retail sale of lease merchandise to individual consumers are recognized at the point of sale and are recorded within retail sales in the accompanying consolidated and combined statements of earnings. Generally, the transfer of control occurs near or at the point of sale for retail sales. Aaron's Business retail sales are not subject to a returns policy. All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the years ended December 31, 2022, 2021 and 2020.
BrandsMart
Revenues from the retail sale of merchandise inventories are recorded within retail sales in the accompanying consolidated and combined statement of earnings and are recognized at a point in time that the Company has satisfied its performance obligation and transferred control of the product to the respective customer. Revenues associated with retail sales transactions for which control has not transferred are deferred and are recorded within customer deposits and advance payments within the accompanying consolidated balance sheets.
Retails sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of December 31, 2022 was $4.0 million and $3.0 million, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
Additional protection plans can be purchased by BrandsMart U.S.A. customers that provides extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions. These fixed commissions on the warranty coverages are included within retail sales in the accompanying consolidated and combined statements of earnings on a net basis.
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying consolidated and combined statements of earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the years ended December 31, 2022, 2021 and 2020.
Franchise Royalties and Fees
We have existing agreements with our current Aaron's franchisees to govern the operations of franchised stores. Our standard agreement is for a term of ten years, with one ten-year renewal option. Franchisees are obligated to remit to us royalty payments of 6% of the weekly cash revenue payments received, which is recognized as the fees become due.
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 10 to these consolidated and combined financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $18.6 million, $19.8 million and $19.5 million during the years ended December 31, 2022, 2021 and 2020 respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying consolidated and combined statements of earnings.

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
Lessee Information
As a lessee, the Company primarily leases retail store and warehouse space for most of its store-based operations, as well as corporate office space for store and e-commerce supporting functions, under operating leases expiring at various times through 2034. To the extent that a leased retail store or warehouse space ceases to be used prior to the termination of the lease, the spaces may be vacated, and to a lesser extent subleased to third parties while the Company maintains its primary obligation as the lessee in the head lease. The Company leases transportation vehicles under operating leases, most of which generally expire during the next four years. The vehicle leases generally include a residual value that is guaranteed to the lessor, which ensures that the vehicles will be returned to the lessor in reasonable working condition. The Company also leases various IT equipment such as printers and computers under operating leases, most of which generally expire during the next year. For all of its leases in which it is a lessee, the Company has elected to include both the lease and non-lease components as a single component and account for it as a lease. As of December 31, 2022, the Company does not have any assets under finance leases, as the Company's finance leases were fully amortized during the year ended December 31, 2021. Therefore, all lease assets and lease liabilities were classified as operating lease right-of-use assets and operating lease liabilities, respectively, as of December 31, 2022 and December 31, 2021.
Finance lease costs are comprised of the amortization of right-of-use finance lease assets and the interest accretion on discounted finance lease liabilities, which are recorded within other operating expenses, net and interest expense, respectively, in the consolidated and combined statements of earnings. Operating lease costs are recorded on a straight-line basis and are primarily classified within other operating expenses, net in the consolidated and combined statements of earnings, and to a lesser extent capitalized into the cost of lease merchandise and subsequently depreciated. For stores that are related to the restructuring programs described in Note 11 to these consolidated and combined financial statements, variable occupancy costs that continue to be incurred subsequent to the impairment of operating lease right-of-use assets are recognized within restructuring expenses, net in the consolidated and combined statements of earnings.
The Company’s total operating and finance lease costs are comprised of the following:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Finance Lease cost:
Amortization of Right-of-Use Assets	$—	$153	$596
Interest on Lease Liabilities	—	16	170
Total Finance Lease cost	—	169	766

Operating Lease cost:
Non-Cash Lease Expense classified within Other Operating Expenses, Net[1]	111,452	91,467	94,249
Non-Cash Lease Expense classified within Restructuring Expenses, Net[2]	1,161	1,616	1,615
Sublease Receipts[3]	(2,090)	(2,442)	(2,723)
Total Operating Lease cost	110,523	90,641	93,141

Total Lease cost	$110,523	$90,810	$93,907
1 Includes short-term and variable lease costs, which are not significant. Short-term lease expense is defined as leases with a lease term of greater than one month, but not greater than 12 months.
2 Excludes right-of-use asset impairment charges of $11.2 million, $4.2 million and $24.7 million recognized during the years ended December 31, 2022, 2021 and 2020, respectively, which were recognized within restructuring expenses, net in the

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
consolidated and combined statements of earnings and within impairment of assets in the consolidated and combined statements of cash flows.
3 The Company has anticipated future sublease receipts from executed sublease agreements of $1.6 million in 2023, $1.1 million in 2024, $0.8 million in 2025, $0.4 million in 2026, $0.1 million in 2027, and $0.1 million thereafter.
Additional information regarding the Company’s leasing activities as a lessee is as follows:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Cash Paid for amounts included in measurement of Lease Liabilities:
Operating Cash Flows for Finance Leases	$—	$91	$170
Operating Cash Flows for Operating Leases	130,273	111,555	111,446
Financing Cash Flows for Finance Leases	—	740	1,086
Total Cash paid for amounts included in measurement of Lease Liabilities	130,273	112,386	112,702
Right-of-Use Assets obtained in exchange for new Operating Lease Liabilities[1]	$294,109	$133,528	$45,678
1 During the year ended December 31, 2022, $160.2 million of the right-of-use assets obtained in exchange for new operating lease liabilities relates to the acquisition of BrandsMart U.S.A. The carrying value of these right-of-use assets was subsequently reduced by the $6.8 million value of the off-market element of the BrandsMart U.S.A. lease agreements, which is reflected in the amounts noted in the table above. See further details of the off-market leases below.
Most of the Company's real estate leases contain renewal options for additional periods ranging from one to 20 years or provide for options to purchase the related property at predetermined purchase prices that do not represent bargain purchase options. At lease inception or upon modification, the Company considers certain renewal options for certain real estate leases associated with the Company's GenNext strategy to be reasonably certain of exercise. For all other real estate leases, based on historical experience, the Company does not consider the renewal options to be reasonably certain of exercise. Additionally, the Company's leases contain contractual renewal rental rates that are considered to be in line with market rental rates, and there are not significant economic penalties or business disruptions incurred by not exercising any renewal options.
The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for operating leases:

	December 31,
	2022		2021
	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate[1]	Weighted Average Remaining Lease Term (in years)
Operating Leases	4.1%	6.3	3.4%	4.7
1 Upon adoption of ASC 842, discount rates for existing operating leases were established as of January 1, 2019.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement. Below is a summary of undiscounted operating lease liabilities that have initial terms in excess of one year as of December 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheets. As shown above, the Company does not have any finance lease liabilities as of December 31, 2022 or December 31, 2021.

(In Thousands)	Total
2023	$111,673
2024	102,636
2025	86,758
2026	70,573
2027	58,136
Thereafter	137,005
Total Future Undiscounted Cash Flows[1]	566,781
Less: Interest	70,380
Present Value of Lease Liabilities	$496,401
1 Future undiscounted cash flows do not include approximately $7.7 million of future operating lease payments for leases that have not yet commenced. These leases will commence during 2023.
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
2020 COVID-19 Lease Concessions
In response to the impacts of the COVID-19 pandemic, the Company negotiated lease concessions for approximately 184 of our Company-operated stores and received near-term rent abatements and deferrals of approximately $1.9 million during the year ended December 31, 2020. On April 10, 2020, the FASB issued guidance for lease concessions executed in response to the COVID-19 pandemic, which provides a practical expedient to forego an evaluation of whether a lease concession should be accounted for as a modification if the concession does not result in a substantial increase of the lessee's obligations. The Company elected to apply this guidance to all lease concessions negotiated as a result of the COVID-19 pandemic that met these criteria.
2022 Sale-Leaseback Transactions
During the year ended December 31, 2022, the Company entered into four sale and leaseback transactions related to seven Company-owned Aaron's store properties for a total sales price of $12.9 million. Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the consolidated and combined statements of cash flows. The Company recognized gains of $8.5 million associated with these transactions during the year ended December 31, 2022, which was classified within other operating expenses, net in the consolidated and combined statements of earnings.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
BrandsMart U.S.A. Acquisition
Effective as of the April 1, 2022 acquisition date of BrandsMart U.S.A., the Company implemented ASU 2016-02, Leases, ("ASC 842") for BrandsMart's real estate leases, as ASC 842 was not yet effective for BrandsMart prior to the acquisition. This resulted in the recognition of operating lease right-of-use assets of $160.2 million and operating lease liabilities of $158.7 million in the consolidated balance sheets as of the acquisition date.
A portion of the recognition of the aforementioned right-of-use assets and operating lease liabilities as of the acquisition date, was related to lease agreements for six store locations retained by the sellers of BrandsMart U.S.A. The agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The annual rent is considered to be above market. The value of the off-market element of the lease agreements as of the acquisition date is $6.8 million and has been included as a component of the purchase consideration transferred and as a reduction to the operating lease right-of-use-asset within the consolidated balance sheets. See Note 2 to these consolidated and combined financial statements for additional information regarding the BrandsMart U.S.A. acquisition.
NOTE 8: INDEBTEDNESS
The following is a summary of the Company’s debt, net of applicable unamortized debt issuance costs:

(In Thousands)	December 31, 2022	December 31, 2021
Revolving Facility	$69,250	$—
Term Loan, Due in Installments through April 2027[1]	173,163	—
Total Outstanding Borrowings under the Credit Facility	242,413	—
Total Outstanding on Swing Line Loans[2]	—	10,000
Total Debt	242,413	10,000
Less: Current Maturities	23,450	10,000
Long-Term Debt	$218,963	$—
1 Includes unamortized debt issuance costs of $0.7 million. The Company has included $2.9 million and $1.7 million of debt issuance costs as of December 31, 2022 and December 31, 2021, respectively, related to the new and previous revolving credit facility within prepaid expenses and other assets in the consolidated balance sheets.
2The amount outstanding on the Swing Line Loans as of December 31, 2021 is related to the Previous Credit Facility, as further described below.
Revolving Credit Facility and Term Loan
To finance the BrandsMart U.S.A. acquisition, on April 1, 2022 the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility"). The Previous Credit Facility is further described in the "Previous Debt Arrangements" section below. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company pays a commitment fee on unused balances related to the revolving facility, which ranges from 0.20% to 0.30% as determined by the Company's ratio of total net debt to EBITDA (as defined by the agreement). All borrowings for swing line loans under the Revolving Facility are short-term in nature. The weighted average interest rate on the outstanding short-term borrowings as of December 31, 2022, under the Revolving Facility was 6.08%.
On April 1, 2022, the Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. As of December 31, 2022, $173.9 million and $69.3 million remained outstanding under the Term Loan and Revolving Facility, respectively.
Borrowings under the Revolving Facility and the Term Loan bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio, or (ii) the base rate (as defined in the Credit Facility) plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
Previous Debt Arrangements
In conjunction with the separation and distribution in 2020, the Company repaid in full the outstanding principal and accrued interest amounts due under the previous debt agreements of Aaron's, Inc., which consisted of (i) $225.4 million paid on November 30, 2020 to settle outstanding principal and accrued interest due under the previous Aaron's, Inc. revolving credit and term loan facility, which was scheduled to mature in January 2025; and (ii) $61.3 million paid on November 27, 2020 to settle outstanding principal, accrued interest, and an early prepayment fee related to the previous Aaron's, Inc. senior unsecured notes which were scheduled to mature in April 2021. In conjunction with the repayment, the Company recorded a loss of $4.1 million on the extinguishment of the previous indebtedness, which was recorded within loss on debt extinguishment in the consolidated and combined statements of earnings during the year ended December 31, 2020.
Any debt obligations and unamortized debt issuance costs due under the previous debt agreements of Aaron's, Inc. and the related interest expense for the year ended December 31, 2020 have been included within the Company's consolidated and combined financial statements for the period because Aaron's, LLC was the primary obligor for the external debt agreements and is one of the legal entities forming the basis of The Aaron's Company, Inc.
On November 9, 2020, Aaron's, LLC, a wholly owned subsidiary of the Company, entered into a credit agreement with several banks and other financial institutions providing for a $250.0 million senior unsecured revolving credit facility (the "Previous Credit Facility"). All borrowings and commitments under the Previous Credit Facility were to mature or terminate on November 9, 2025.
The Previous Credit Facility included (i) a $35.0 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $25.0 million sublimit for swing line loans on customary terms. Borrowings under the Previous Credit Facility were subject to interest at a rate per annum equal to, at the option of Aaron’s, LLC, (i) the LIBO rate plus a margin within the range of 1.50% to 2.50% for revolving loans, based on total leverage, or (ii) the Base Rate plus the applicable margin, which will be 1.00% lower than the applicable margin for LIBO rate loans. The Base Rate is defined as the highest of (i) the prime lending rate of the administrative agent, (ii) the federal funds rate, plus 0.50%, and (iii) the one-month LIBO rate, plus 1.00%. The Company paid a commitment fee on unused balances, which ranged from 0.20% to 0.35% as determined by the Company's ratio of total net debt to adjusted EBITDA.
The Company incurred approximately $2.2 million of lender and legal fees related to the establishment of the Previous Credit Facility during the year ended December 31, 2020, which were recorded within prepaid expenses and other assets in the consolidated balance sheets. The Company had $10.0 million in outstanding borrowings under the Previous Credit Facility as of December 31, 2021, which was subsequently repaid in January 2022.
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
In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees’ debt obligations under the Franchise Loan Facility, which would be due in full within 90 days of such event of default. Borrowings under the Franchise Loan Facility bear interest at a rate per annum equal to SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the Franchise Loan Facility). The Franchise Loan Facility is available for a period of 364 days commencing on April 1, 2022, and permits the Borrower to request extensions for additional 364-day periods. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million.
Financial Covenants
The Credit Facility and the Franchise Loan Facility contain customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and (b) a minimum Fixed Charge Coverage Ratio of 1.75 to 1.00.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all of these covenants at December 31, 2022.
Inventory Financing Agreement
BrandsMart U.S.A. previously maintained an inventory financing agreement with a lender that provided financing up to $65.0 million to purchase merchandise inventories from certain vendors as defined in the agreement. Amounts borrowed by BrandsMart U.S.A. under the inventory loan were repaid based on the payment terms (pay-as-sold or scheduled payment program) as defined in the agreement, with all borrowings due within 50 days. The inventory loan was collateralized by all personal property of the BrandsMart segment, including merchandise inventories, equipment and other goods. Interest was due monthly on the outstanding principal based on the higher of prime-rate, 1-month LIBOR or 3-month LIBOR, commencing typically and only after 30 days of the borrowing or the free floor period as defined in the agreement. The inventory financing agreement was terminable with 30 days prior written notice from one party to the other. The inventory loan contained certain affirmative and negative covenants, which, among other things, restricted encumbrances of certain BrandsMart segment assets and obtaining additional debt. The Company terminated the inventory financing agreement during the fourth quarter of 2022, and therefore there were no borrowings outstanding under the inventory loan as of December 31, 2022.
The table below shows all scheduled maturities for borrowings outstanding under the Revolving Facility and Term Loan as of December 31, 2022:

(In Thousands)	Total
2023[1]	$23,450
2024	6,388
2025	8,575
2026	8,575
2027[2]	195,425
Total	$242,413
1Amount includes $19.1 million of swing line loans payable as of December 31, 2022.
2Amount includes $50.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2022.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 9: INCOME TAXES
Prior to the consummation of the separation and distribution, the Company’s operating results were included in consolidated U.S. federal and various state income tax returns, as well as non-U.S. filings, that included both Aaron’s and Progressive Leasing. For the purposes of the Company’s consolidated and combined financial statements for periods prior to the separation and distribution, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Progressive Leasing. The separate return method applies the accounting guidance for income taxes to the standalone consolidated and combined financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from PROG Holdings.
On April 1, 2022, the Company acquired BrandsMart U.S.A. in a deemed asset acquisition for federal and state income tax purposes. Due to the early adoption of ASU 2021-08, the Company recorded a deferred tax asset of $1.1 million related to the assumed acquisition date fair value of deferred revenue with an offsetting reduction to goodwill. No additional deferred tax assets or liabilities were recorded as part of business combination accounting.
The following is a summary of the Company’s income tax (benefit) expense:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Current Income Tax Expense (Benefit):
Federal	$152	$140	$(18,661)
State	2,988	6,073	4,458
Foreign	(131)	998	1,494
	3,009	7,211	(12,709)
Deferred Income Tax (Benefit) Expense:
Federal	(4,417)	28,505	(97,734)
State	(8,074)	172	(17,883)
Foreign	19	48	(3,576)
	(12,472)	28,725	(119,193)
Income Tax (Benefit) Expense	$(9,463)	$35,936	$(131,902)
Significant components of the Company’s deferred income tax liabilities and assets are as follows:

	December 31,
(In Thousands)	2022	2021
Deferred Tax Liabilities:
Lease Merchandise and Property, Plant and Equipment	$182,070	$196,120
Operating Lease Right-of-Use Assets	114,868	68,309
Other, Net	11,109	9,842
Total Deferred Tax Liabilities	308,047	274,271
Deferred Tax Assets:
Goodwill and Other Intangibles	55,733	57,569
Accrued Liabilities	16,614	20,923
Advance Payments	12,913	14,820
Operating Lease Liabilities	125,056	77,924
Net Operating Loss	15,436	14,569
Other, Net	11,564	4,154
Total Deferred Tax Assets	237,316	189,959
Less Valuation Allowance	—	—
Net Deferred Tax Liabilities	$70,731	$84,312

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company’s effective tax rate differs from the statutory United States federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory Rate	21.0%	21.0%	21.0%
Increases (Decreases) in United States Federal Taxes
Resulting From:
State Income Taxes, net of Federal Income Tax Benefit	1.5	3.7	3.7
Other Permanent Differences	(11.1)	0.7	(0.2)
Remeasurement of net Deferred Tax Liabilities	34.1	0.2	(0.1)
Federal Tax Credits	15.1	(1.6)	0.4
NOL Carryback under CARES Act	—	—	8.7
Other, net	3.6	0.6	(0.3)
Effective Tax Rate	64.2%	24.6%	33.2%
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
The net income tax benefit recognized in 2022 includes a $5.1 million deferred income tax benefit generated by the remeasurement of state deferred tax assets and liabilities in connection with the acquisition of BrandsMart U.S.A.
At December 31, 2022, the Company had approximately $66.7 million of federal tax net operating loss carryforwards, which can be carried forward indefinitely and will not expire and federal tax credit carryforwards of $3.2 million which will begin to expire in 2031. In addition, at December 31, 2022, the Company had $1.1 million of tax-effected state net operating loss carryforwards which will begin to expire in 2027. Finally, the Company had approximately $1.3 million of foreign tax net operating loss carryforwards as of December 31, 2022, which can be carried back three years or carried forward twenty years.
A valuation allowance has been provided where it is more likely than not that deferred tax assets related to state tax credit carryforwards will not be realized. As of December 31, 2020, the valuation allowance totaled $3.7 million for state tax credit carryforwards. During 2021, the Company recorded tax benefit of $0.7 million for a decrease in the valuation allowance. As a result of the separation and distribution transaction, a $3.0 million decrease in valuation allowance was recorded within invested capital in the consolidated and combined financial statements, since the corresponding tax attributes reported by the Company on a carve-out basis were not transferred to the Company.
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
The Company files a federal income tax return in the United States and files in various state and foreign jurisdictions. The Company filed its initial U.S. federal income tax return for the year ended December 31, 2020; currently, there are no open IRS examinations. With few exceptions, the Company is no longer subject to foreign and state and local tax examinations by tax authorities for years before 2019.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table summarizes the activity related to the Company’s uncertain tax positions:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Balance at January 1,	$470	$683	$2,350
Additions Based on Tax Positions Related to the Current Year	—	—	149
Additions for Tax Positions of Prior Years	109	—	250
Prior Year Reductions	—	(104)	(108)
Statute Expirations	(140)	(109)	(304)
Settlements	—	—	(112)
Amounts Transferred to Former Parent	—	—	(1,542)
Balance at December 31,	$439	$470	$683
As of December 31, 2022, 2021 and 2020, the amount of uncertain tax benefits that, if recognized, would affect the effective tax rate is $0.5 million, $0.5 million and $0.7 million, respectively, including interest and penalties.
During the years ended December 31, 2022 and 2021, the Company did not recognize any interest and penalties. During the year ended December 31, 2020, the Company recognized interest and penalties of $0.1 million. The Company had $0.2 million and $0.2 million of accrued interest and penalties at December 31, 2022 and 2021, respectively. The Company recognizes potential interest and penalties related to uncertain tax benefits as a component of income tax (benefit) expense.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its Aaron's franchisees under a franchise loan program (the "Franchise Loan Facility") as described below with several of the banks in our Credit Facility. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company entered into a new Franchise Loan Facility agreement on April 1, 2022, which reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. At December 31, 2022, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $6.3 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 8 to these consolidated and combined financial statements. At December 31, 2022, the Company was in compliance with all covenants under the Franchise Loan Facility agreement. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated balance sheets and was $1.3 million and $2.2 million at December 31, 2022 and 2021, respectively. The balances at December 31, 2022 and 2021 included qualitative consideration of potential losses, associated with uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic.

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
At December 31, 2022 and 2021, the Company had accrued $2.7 million and $1.7 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.
At December 31, 2022, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company’s maximum loss exposure. The Company’s estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
Other Contingencies
At December 31, 2022, the Company had non-cancelable commitments primarily related to certain advertising and marketing programs, software licenses, and hardware and software maintenance of $28.6 million. Payments under these commitments are scheduled to be $14.7 million in 2023, $9.2 million in 2024 and $3.7 million in 2025 and $1.0 million in 2026.
Management regularly assesses the Company’s insurance deductibles, monitors litigation and regulatory exposure with the Company’s attorneys, and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
NOTE 11: RESTRUCTURING
As management continues to execute on its long-term strategic plan, additional benefits and charges are expected to result from our restructuring programs. The extent of any future charges related to our restructuring programs are not currently estimable and depend on various factors including the timing and scope of future cost optimization initiatives.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to reduce the Company’s overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 22 Company-operated Aaron's stores during the year ended December 31, 2022. This program also includes the hub and showroom model to optimize labor in markets, store labor realignments, optimization of the Company's supply chain, the centralization and optimization of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $11.6 million during the year ended December 31, 2022. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of professional advisory fees, severance, operating lease right-of-use asset impairment charges, fixed asset impairment charges and continuing variable occupancy costs incurred related to closed stores. Management expects future restructuring expenses (reversals) due to potential early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
In January 2023, the Company announced a headcount reduction of its store support center and Aaron's Business store oversight functions to more closely align with current business conditions resulting in the recognition of $1.8 million in severance charges during the first quarter of 2023.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 215 Company-operated stores during 2020, 2021 and 2022. This program also resulted in the closure of one administrative store support building and a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of December 31, 2022, we have identified approximately 38 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, which generally are expected to close during 2023.
Total net restructuring expenses under the real estate repositioning and optimization restructuring program of $21.1 million were recorded for the year ended December 31, 2022. Restructuring expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure, as well as an administrative building in Kennesaw, Georgia, continuing variable occupancy costs incurred related to closed stores and severance charges related to reductions in store support center headcount.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $61.6 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
The following table summarizes restructuring charges incurred under the Company's restructuring programs:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Right-of-Use Asset Impairment	$11,214	$4,162	$24,722
Operating Lease Charges[1]	7,150	4,827	5,124
Fixed Asset Impairment	5,032	658	6,039
Severance	3,137	262	6,153
Professional Advisory Fees	4,881	—	—
Other Expenses	1,362	384	780
Gain on Sale of Store Properties	(59)	(1,075)	(274)
Total Restructuring Expenses, Net	$32,717	$9,218	$42,544
1 Includes expenses of $2.2 million related to a real estate-related settlement which remains payable at December 31, 2022.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The following table summarizes the corresponding accrual balances as of December 31, 2022 for the restructuring programs:

(In Thousands)	Severance	Operating Lease Charges[1]	Professional Advisory Fees
Balance at January 1, 2022	$—	$—	$—
Restructuring Charges	3,137	2,200	4,881
Payments	(2,442)	—	(3,849)
Balance at December 31, 2022	$695	$2,200	$1,032
1 Represents expenses related to a real estate-related settlement which remains payable at December 31, 2022.
NOTE 12. SEGMENTS
Segment Reporting
For all periods prior to April 1, 2022, the Company only had one operating and reportable segment. Effective as of April 1, 2022 and in connection with the acquisition of BrandsMart U.S.A., the Company updated its reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes two operating and reportable segments: Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
The Aaron's Business segment includes the operations of the Pre-Spin Aaron's business, which continued after the separation to provide consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the aarons.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers a lease-to-own solution to customers of BrandsMart U.S.A., and Woodhaven, which manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
The BrandsMart segment includes the operations of BrandsMart U.S.A.(other than BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company's financial results for the year ended December 31, 2022 include the results of BrandsMart subsequent to the April 1, 2022 acquisition date.
Measurement of Segment Profit or Loss and Segment Assets
The Company evaluates segment performance based primarily on revenues and earnings (loss) from operations before unallocated corporate costs, which are evaluated on a consolidated basis and not allocated to the Company's business segments. Intersegment sales between BrandsMart and the Aaron's Business pertaining to BrandsMart Leasing, are recognized at retail prices. Since the intersegment profit affects cost of goods sold, depreciation and lease merchandise valuation, they are adjusted when intersegment profit is eliminated in consolidation. The Company determines earnings (loss) before income taxes for all reportable segments in accordance with U.S. GAAP.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,529,125	$—	$—	$1,529,125
Retail Sales	39,693	552,465	(6,534)	585,624
Non-Retail Sales	110,531	—	—	110,531
Franchise Royalties and Fees	23,376	—	—	23,376
Other	778	—	—	778
Total	$1,703,503	$552,465	$(6,534)	$2,249,434

	Year Ended December 31, 2022
(In Thousands)	Aaron's Business[1]	BrandsMart[2]	Unallocated Corporate[3]	Elimination	Total
Gross Profit	$1,061,266	$101,364	$—	$(857)	$1,161,773
Earnings (Loss) Before Income Taxes	122,220	(11,171)	(125,021)	(771)	(14,743)
Depreciation and Amortization[4]	74,333	10,520	1,230	—	86,083
Capital Expenditures	98,305	3,499	6,176	—	107,980
1 Earnings before income taxes for the Aaron's Business segment during the year ended December 31, 2022 included gains of $8.5 million related to sale and leaseback transactions for seven Company-owned Aaron's store properties.
2 The loss before income taxes for the BrandsMart segment during the year ended December 31, 2022 was impacted by a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.1 million.
3 The loss before income taxes for the Unallocated Corporate category during the year ended December 31, 2022 was impacted by restructuring charges of $32.7 million, BrandsMart U.S.A. acquisition-related costs of $14.6 million, a goodwill impairment charge of $12.9 million to fully write-off the goodwill balance of the Aaron's Business reporting unit and separation-related costs of $1.2 million.
4 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Year Ended December 31, 2021
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,633,489	$—	$—	$1,633,489
Retail Sales	57,568	—	—	57,568
Non-Retail Sales	128,299	—	—	128,299
Franchise Royalties and Fees	25,129	—	—	25,129
Other	1,019	—	—	1,019
Total	$1,845,504	$—	$—	$1,845,504

	Year Ended December 31, 2021
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$1,159,489	$—	$—	$—	$1,159,489
Earnings (Losses) Before Income Taxes	223,448	—	(77,578)	—	145,870
Depreciation and Amortization[1]	67,836	—	1,851	—	69,687
Capital Expenditures	85,053	—	7,651	—	92,704

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 The loss before income taxes for the Unallocated Corporate category during the year ended December 31, 2021 was impacted by restructuring charges of $9.2 million, separation-related costs of $6.7 million and BrandsMart U.S.A acquisition-related costs of $1.2 million.

	Year Ended December 31, 2020
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,530,464	$—	$—	$1,530,464
Retail Sales	47,345	—	—	47,345
Non-Retail Sales	127,652	—	—	127,652
Franchise Royalties and Fees	28,212	—	—	28,212
Other	1,246	—	—	1,246
Total	$1,734,919	$—	$—	$1,734,919

	Year Ended December 31, 2020
(In Thousands)	Aaron's Business[2]	BrandsMart	Unallocated Corporate[3]	Elimination	Total
Gross Profit	$1,083,542	$—	$—	$—	$1,083,542
Earnings (Losses) Before Income Taxes	209,533	—	(607,347)	—	(397,814)
Depreciation and Amortization[1]	64,638	—	3,029	—	67,667
Capital Expenditures	64,928	—	4,109	—	69,037
1 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.
2 Earnings before income taxes for the Aaron's Business segment during the year ended December 31, 2020 were impacted by a $14.1 million charge related to an early termination fee for a sales and marketing agreement.
3 The loss before income taxes for the Unallocated Corporate category during the year ended December 31, 2020 was impacted by a goodwill impairment charge of $446.9 million, restructuring charges of $42.5 million, retirement charges of $12.6 million, separation-related costs of $8.2 million, and a loss on the extinguishment of debt of $4.1 million.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 13: STOCK COMPENSATION
Description of Plans
Historically, and until the separation and distribution was completed on November 30, 2020, Aaron’s employees participated in the Aaron's, Inc.'s stock-based compensation plans, pursuant to which Aaron's Holdings Company, Inc. granted stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and performance share units ("PSUs"). In connection with the separation and distribution and effective on November 30, 2020, The Aaron's Company, Inc. established its 2020 Equity and Incentive Plan ("the 2020 Plan"), which was approved by the Company's Board of Directors on November 11, 2020. The 2020 Plan was subsequently amended and restated to increase the number of shares available under the 2020 Plan and was approved by the Company’s Board of Directors on July 12, 2021 and by the Company’s shareholders on August 25, 2021. The purpose of the 2020 Plan is to promote long-term growth and profitability of the Company by providing certain employees and directors with incentives to maximize shareholder value and contribute to the success of the Company. The 2020 Plan also enables the Company to attract, retain and reward outstanding individuals to serve as directors, officers and employees. Under the 2020 Plan, awards may be made to eligible participants in the form of stock options, RSUs, RSAs and PSUs. During the year ended December 31, 2020, no new grants were made under the 2020 Plan except for the conversion of previously granted awards under PROG Holdings equity plans, as discussed below.
Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company granted a mix of stock options, time-based restricted stock and performance share units to key executives and managers, as further described below. As of December 31, 2022, the aggregate number of shares of common stock that may be issued or transferred under the 2020 Plan is 2,475,178.
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
In accordance with the Employee Matters Agreement, the conversion of RSAs and PSUs that were granted in 2020, as well as substantially all stock options held by the Company's employees, was required to be determined following the employee method rather than being determined by employee election. The conversion of RSUs, which were held by the Company's board of directors, was required to be determined following the shareholder method.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company accounted for the conversion of the awards as award modifications in accordance with ASC 718. The Company performed a comparison of the fair value immediately prior to the conversion with the fair value immediately after the conversion, and determined that the conversion of equity awards held by The Aaron's Company employees resulted in incremental compensation expense of $5.5 million, which reflects the incremental fair value of the converted awards. Of this total amount, $1.1 million was related to vested but unexercised or unissued equity awards and was recognized immediately on the separation and distribution date. The remaining incremental expense is to be amortized and recognized over the remaining service periods of the respective awards, with an additional $0.8 million being recognized in December 2020, $2.7 million being recognized during the year ended December 31, 2021, and $0.6 million being recognized during the year ended December 31, 2022. The incremental compensation expense associated with the converted award modifications was included as a component of separation costs in the consolidated and combined statements of earnings during the years ended December 31, 2022, 2021 and 2020.
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
Aaron’s has elected a policy to estimate forfeitures in determining the amount of stock compensation expense. Including the incremental expense associated with the modifications discussed above, total long-term incentive stock-based compensation expense recognized by the Company was $12.1 million, $12.8 million and $24.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, which includes the allocation of stock-based compensation expense for PROG Holdings' corporate and shared function employees of $17.4 million during the year ended December 31, 2020. These costs were included as components of personnel costs, separation costs, and retirement charges, as applicable, in the consolidated and combined statements of earnings.
The total income tax benefit recognized in the consolidated and combined statements of earnings for stock-based compensation arrangements was $3.1 million, $3.2 million and $6.1 million in the years ended December 31, 2022, 2021 and 2020, respectively. Benefits of tax deductions in excess of recognized compensation cost, which are included in operating cash flows, were $0.1 million, $0.6 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was $16.1 million of total unrecognized compensation expense related to non-vested stock-based compensation of directors and employees of The Aaron's Company. This expense, which includes the remaining incremental compensation expense associated with the modifications discussed above, is expected to be recognized by the Company over a period of 1.50 years.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Stock Options
The Company did not issue any stock options under the 2020 Plan during the year ended December 31, 2020 other than the options converted in connection with the separation and distribution, as discussed above. Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company issued stock options under the 2020 Plan.
Under the 2020 Plan, options granted become exercisable after a period of one to three years and unexercised options lapse 10 years after the date of the grant. The vesting schedules of converted awards were unchanged by the conversion. Unvested options are subject to forfeiture upon termination of service. The Company recognizes compensation expense for options that have a graded vesting schedule on a straight-line basis over the requisite service period. Upon stock option exercises, shares are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability.
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
The Company granted 148,000 and 194,000 stock options during the years ended December 31, 2022 and 2021, respectively. The weighted-average fair value of options granted and the weighted-average assumptions used in the Black-Scholes-Merton option pricing model for such grants were as follows:

	2022	2021
Dividend Yield	2.10%	1.84%
Expected Volatility	55.38%	55.73%
Risk-free Interest Rate	1.90%	0.87%
Expected Term (in years)	6.0	6.0
Fair Value of Stock Options Granted	$9.45	$9.56
The table below summarizes the Company's stock option activity for the year ended December 31, 2022:

	Options (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)	Weighted Average Fair Value
Outstanding at January 1, 2022	767	$14.30
Granted	148	21.45
Exercised	(19)	13.32
Forfeited/expired	(16)	18.04
Outstanding at December 31, 2022	880	15.45	6.84	$761	$6.12
Expected to Vest	337	19.32	7.94	53	8.27
Exercisable at December 31, 2022	535	12.92	5.86	708	4.71
The aggregate intrinsic value amounts in the table above represent the closing price of the Company's common stock on December 31, 2022 in excess of the exercise price, multiplied by the number of in-the-money stock options as of that same date. Options outstanding that are expected to vest are net of estimated future option forfeitures.
The aggregate intrinsic value of options exercised by the Company's employees, which represents the value of The Aaron's Company, Inc. common stock at the time of exercise in excess of the exercise price, was $0.1 million and $1.8 million during the years ended December 31, 2022 and December 31, 2021, respectively, and $4.2 million between November 30, 2020 and December 31, 2020.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The aggregate intrinsic value of options exercised by the Company employees for periods prior to November 30, 2020, which represents the value of Aaron's Holdings Company, Inc. common stock at the time of exercise in excess of the exercise price, was $1.4 million during the year ended December 31, 2020.
The total grant-date fair value of options vested during the years ended December 31, 2022 and December 31, 2021 was $1.2 million and $0.9 million, respectively. The total grant-date fair value of options vested during the year ended December 31, 2020 (prior to the separation and distribution) was $3.8 million.
The following table summarizes information about the Company's stock options outstanding at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding December 31, 2022 (In Thousands)	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable December 31, 2022 (In Thousands)	Weighted Average Exercise Price
$0.00-$10.00	127	3.62	$7.20	127	$7.20
$10.01-$20.00	421	6.43	13.07	345	13.42
$20.01-$30.00	332	8.60	21.63	63	21.76
$0.00-$30.00	880	6.84	15.45	535	12.92
Restricted Stock
The Company did not issue any restricted stock awards under the 2020 Plan during the year ended December 31, 2020 other than the awards converted in connection with the spin-off, as discussed above. Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company began to issue restricted stock awards under the 2020 Plan.
Restricted stock units or restricted stock awards (collectively, "restricted stock") may be granted to Aaron’s employees and directors under the 2020 Plan and typically vest over approximately one to three-year periods. The vesting schedules of converted awards were unchanged by the conversion. Restricted stock grants are generally settled in stock and may be subject to one or more objective employment, performance or other forfeiture conditions as established at the time of grant. The Company generally recognizes compensation expense for restricted stock with a graded vesting schedule on a straight-line basis over the requisite service period as restricted stock is generally not subject to performance metrics. Upon vesting, shares are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability. Any shares of restricted stock that are forfeited may again become available for issuance. Certain unvested time-based restricted stock awards entitle participants to vote and accrue dividends, if declared by the Board of Directors, during the vesting period. The accrued dividends for these awards are forfeitable upon termination prior to vesting. As of December 31, 2022, there are approximately 719,000 unvested restricted stock awards that contain voting rights, but are not presented as outstanding on the consolidated balance sheet.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Company granted 557,000 and 347,000 shares of restricted stock at weighted-average fair values of $21.38 and $22.89 during the years ended December 31, 2022 and 2021, respectively. The following table summarizes information about the Company's restricted stock activity during the year ended December 31, 2022:

	Restricted Stock (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2022	570	$19.67
Granted	557	21.38
Vested	(199)	17.63
Forfeited/unearned	(71)	20.75
Non-vested at December 31, 2022	857	21.16
The total vest-date fair value of restricted stock described above that vested during the period was $4.3 million and $3.1 million during the years ended December 31, 2022 and 2021, respectively, and $2.0 million between November 30, 2020 and December 31, 2020.
The total vest-date fair value of Company employees' restricted stock that vested during the year ended December 31, 2020 (prior to the separation and distribution) was $3.0 million.
Performance Share Units
The Company did not issue any performance share awards under the 2020 Plan during the year ended December 31, 2020 other than the awards converted in connection with the spin-off, as discussed above. Beginning in 2021, as part of the Company’s long-term incentive compensation program and pursuant to the Company’s 2020 Plan, the Company began to issue performance share awards under the 2020 Plan.
For performance share units granted prior to December 31, 2021, the number of shares earned is determined at the end of a one-year performance period based upon achievement of various Company-specific performance criteria, which have included adjusted EBITDA, revenue, adjusted pre-tax profit and return on capital metrics. When the performance criteria are met, the award is earned and one-third of the award vests. Another one-third of the earned award is subject to an additional one-year service period and the remaining one-third of the earned award is subject to an additional two-year service period. For the performance share units granted during the year ended December 31, 2022, the number of shares earned is determined at the end of a three-year performance period based upon the average achievement of Company-specific adjusted EBITDA metrics for each of the three performance years. When the performance criteria are met, the award is earned and will cliff vest.
The fair value of performance share units with Company-specific performance criteria is based on the fair market value of common stock on the date of grant. The fair value of the converted awards was adjusted in accordance with the Employee Matters Agreement and conversion methodology to ensure that the economic value of the awards was unchanged by the conversion. The compensation expense associated with performance share units with a graded vesting schedule is amortized on an accelerated basis over the vesting period based on the projected assessment of the level of performance that will be achieved and earned. The compensation expense associated with performance share units with a cliff vesting schedule is amortized on a straight-line basis over the requisite service period based on the projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum Company-specific performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.
During the year ended December 31, 2022, the Company also issued performance share units with a relative total shareholder return ("rTSR") component. For the rTSR performance share units, the number of shares earned is determined based on the Company's share price performance relative to a specified peer group's stock performance at the end of a three-year performance period. When the market-based performance criteria are met, the rTSR performance share units will cliff vest.
The fair value of each rTSR performance share unit is determined using a Monte Carlo simulation. The compensation expense associated with performance share units with a cliff vesting schedule is amortized on a straight-line basis over the requisite service period and is based upon the assumption of 100% achievement of the rTSR goal. In the event that the market-based performance criteria are not achieved, the rTSR awards will not vest; however the compensation expense associated with rTSR awards will not be reversed even if the threshold level of rTSR is not achieved.
The assumptions used in the Monte Carlo valuation for the rTSR performance share units granted during the year ended December 31, 2022 were as follows:

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2022
Risk-free Interest Rate	1.72%
Expected Dividend Yield	2.10%
Expected Volatility	60.68%
Expected Term (in years)	2.85 years
Fair Value of TSR Performance Share Units Granted	$32.09
Upon vesting, all performance share units are to be issued by the Company with common stock or from its treasury shares, based on treasury share availability. The number of performance-based shares which could potentially be issued ranges from zero to 200% of the target award. The vesting schedules and performance achievement levels of converted awards were unchanged by the conversion.
The Company granted 355,000 and 136,000 performance share units at weighted-average fair values of $26.77 and $27.54 during the years ended December 31, 2022 and 2021, respectively. The following table summarizes information about the Company's performance share unit activity during the year ended December 31, 2022:

	Performance Share Units (In Thousands)	Weighted Average Fair Value
Non-vested at January 1, 2022	373	$17.68
Granted	355	26.77
Vested	(212)	18.84
Forfeited/unearned	(31)	23.28
Non-vested at December 31, 2022	485	23.17
The total vest-date fair value of performance share units described above that vested during the period was $4.6 million and $3.9 million during the years ended December 31, 2022 and 2021, respectively, and $5.3 million between November 30, 2020 and December 31, 2020.
The total vest-date fair value of Company employees' performance share units that vested during the year ended December 31, 2020 (prior to the separation and distribution) was $5.5 million.
Employee Stock Purchase Plan
In connection with the separation and distribution and effective on November 30, 2020, The Aaron's Company, Inc. established its Employee Stock Purchase Plan (the "2020 ESPP"), which was approved by the Company's Board of Directors on November 11, 2020. The 2020 ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purpose of the 2020 ESPP is to encourage ownership of the Company's common stock by eligible employees. Under the 2020 ESPP, eligible employees are allowed to purchase common stock of the Company during six-month offering periods at the lower of: (a) 85% of the closing trading price per share of the common stock on the first trading date of an offering period in which a participant is enrolled; or (b) 85% of the closing trading price per share of the common stock on the last day of an offering period. Employees participating in the 2020 ESPP can contribute up to an amount not exceeding 10% of their base salary and wages up to an annual maximum of $25,000 in total fair market value of the common stock. The first offering period under the 2020 ESPP began on January 1, 2021. As of December 31, 2022, the aggregate number of shares of common stock that may be issued under the 2020 ESPP was 20,527.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The compensation cost related to the ESPP is measured on the grant date based on eligible employees' expected withholdings and is recognized over each six-month offering period. Total compensation cost recognized by the Company in connection with the ESPP was $0.3 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. These costs were included as a component of personnel costs in the consolidated and combined statements of earnings. During the year ended December 31, 2022, the Company issued 110,911 shares to the Company employees under the ESPP at a weighted average purchase price of $11.21. During the year ended December 31, 2021, the Company issued 68,562 shares to the Company employees at a weighted average purchase price of $18.28. During the year ended December 31, 2020, Aaron's Holdings Company, Inc. issued 25,291 shares to the Company employees at a purchase price of $38.55.
NOTE 14: COMPENSATION ARRANGEMENTS
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
Compensation deferred under the plan is recorded as a deferred compensation liability, which is recorded in accounts payable and accrued expenses in the consolidated balance sheets. The deferred compensation plan liability was $8.6 million and $10.9 million as of December 31, 2022 and 2021, respectively. Liabilities under the plan are recorded at amounts due to participants, based on the fair value of participants’ selected investments, which consist of equity and debt "mirror" funds. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to fund obligations under the plan primarily with company-owned life insurance policies. The value of the assets within the rabbi trust, which is primarily the cash surrender value of the life insurance, was $13.4 million and $15.7 million as of December 31, 2022 and 2021, respectively, and is included in prepaid expenses and other assets in the consolidated balance sheets. The Company recorded a loss of $2.3 million during the year ended December 31, 2022, and gains of $1.6 million and $1.7 million during the years ended December 31, 2021 and 2020, respectively, related to changes in the cash surrender value of the life insurance plans. These gains and losses were recorded within other non-operating (expense) income, net in the consolidated and combined statements of earnings.
Benefits of $1.3 million, $2.3 million and $2.3 million were paid to plan participants during the years ended December 31, 2022, 2021 and 2020, respectively. The terms of The Aaron's Company, Inc. deferred compensation plan include a discretionary match. The match allows eligible employees to receive 100% matching by the Company on the first 3% of contributions and 50% on the next 2% of contributions for a total of a 4% match. The annual match is not to exceed $11,400, $11,600, and $12,200 for an individual employee for 2020, 2021, and 2022, respectively, and is subject to a three-year cliff vesting schedule. Deferred compensation expense for the matching contributions was not significant during the periods presented herein.
401(k) Defined Contribution Plan
The Company maintains a 401(k) retirement savings plan for employees who meet certain eligibility requirements. Prior to the separation and distribution date, the Company's employees participated in the PROG Holdings Retirement Plan (formerly known as the Aaron's, Inc. Employees Retirement Plan). Following the separation and distribution, assets and liabilities of the PROG Holdings Retirement Plan were transferred to The Aaron's Company, Inc. 401(k) savings plan. The Aaron's Company, Inc. 401(k) savings plan allows employees to contribute up to 75% of their annual compensation in accordance with federal contribution limits with 100% matching by the Company on the first 3% of compensation and 50% on the next 2% of compensation for a total of a 4% match. The Company’s expense related to the plan was $7.2 million in 2022, $5.6 million in 2021 and $5.3 million in 2020.
Employee Stock Purchase Plan
See Note 13 to these consolidated and combined financial statements for more information regarding the Company's compensatory Employee Stock Purchase Plan.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 15: RELATED PARTY TRANSACTIONS
Related Party Transactions with the Sellers of BrandsMart U.S.A.
Effective as of the BrandsMart U.S.A. acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A., including Michael Perlman, who was employed by the Company for a short period following the acquisition. The lease agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The Company has recorded these leases within operating lease right-of-use assets and operating lease liabilities in the Company's consolidated balance sheets. The six operating leases have aggregate annual rental payments of approximately $10.0 million and are considered to be above market. The value of the off-market element of the lease agreements has been included as a component of the consideration transferred to the sellers of BrandsMart U.S.A. and has been recognized as a reduction to the operating lease right-of-use-asset.
The total amounts paid to the sellers of BrandsMart U.S.A. during the year ended December 31, 2022 related to real estate activities, including rental payments, maintenance and taxes, were approximately $9.9 million.
As of December 31, 2022, the remaining receivable related to the finalized working capital settlement due from the sellers of BrandsMart U.S.A. was insignificant.
Related Party Transactions with PROG Holdings
The Aaron's Company was a related party to PROG Holdings prior to the separation and distribution date. The significant transactions and balances with PROG Holdings prior to the separation and distribution date are further described below.
All intercompany transactions between the Company and PROG Holdings prior to the separation and distribution date were included within invested capital in the historical consolidated balance sheets and were classified as changes in invested capital on the consolidated and combined statements of equity. The total net effect of the settlement of these intercompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity. The significant components of the net change in invested capital, which includes the transfer of invested capital to additional paid-in-capital upon completion of the separation on November 30, 2020, for the year ended December 31, 2020 were as follows:

Year Ended December 31,
(In Thousands)	2020
General financing activities, net	$112,597
Corporate allocations	38,554
Income tax[1]	(30,372)
Transfer of Invested Capital to Additional Paid-in-Capital	(714,356)
Net decrease in Invested Capital	$(593,577)
1 See Note 9 to these consolidated and combined financial statements for more information regarding the Company’s income taxes.

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Corporate Allocations Prior to the Separation and Distribution
The Company's operating model prior to the separation and distribution included a combination of standalone and combined business functions with PROG Holdings. The consolidated and combined financial statements in this Annual Report include corporate allocations through the separation and distribution date for expenses related to activities that were previously provided on a centralized basis within PROG Holdings, which were primarily expenses related to executive management, finance, treasury, tax, audit, legal, information technology, human resources and risk management functions and the related benefit cost associated with such functions, including stock-based compensation. See Note 13 to these consolidated and combined financial statements for more information regarding stock-based compensation. Corporate allocations during the year ended December 31, 2020 also include expenses related to the separation and distribution. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis using an applicable measure of revenues, headcount or other relevant measures. The Company considers these allocations to be a reasonable reflection of the utilization of services or the benefit received. These allocated expenses are included within personnel costs and other operating expenses, net in the consolidated and combined statements of earnings and as an increase to invested capital in the consolidated balance sheets. General corporate expenses allocated to the Company during the year ended December 31, 2020 were $38.6 million.
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
Post-Separation Arrangements with PROG Holdings
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
•Transition Services Agreement. Under the terms of this agreement, both the Company and PROG Holdings will provide specified services to one another for a period of time not to exceed twelve months to help ensure an orderly transition following the separation and distribution. The services to be provided include certain information technology services, finance, tax and accounting services, fleet management support and human resource and employee benefits services. The party receiving each service is required to pay to the party providing the service a fee equal to the cost of service specified for each service, which is billed on a monthly basis. The agreed-upon charges for such services are generally intended to allow the party providing the service to recover all costs and expenses of providing such services. Amounts incurred and due to or from PROG Holdings for transition services were not significant during the years ended December 31, 2022, 2021 and 2020.
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

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
NOTE 16: QUARTERLY FINANICAL INFORMATION (UNAUDITED)
The following tables show selected unaudited quarterly results of operations for the years ended December 31, 2022 and 2021. The quarterly data has been prepared on the same basis as the audited annual financial statements as further described in Note 1 to these consolidated and combined financial statements. The results of BrandsMart have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

(In Thousands, Except Per Share Data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2022
Revenues	$456,082	$610,384	$593,384	$589,584
Gross Profit[1]	284,947	293,147	297,747	285,932
Earnings (Loss) Before Income Taxes	28,905	(13,474)	(20,553)	(9,621)
Net Earnings (Loss)	21,532	(5,342)	(15,616)	(5,854)
Earnings (Loss) Per Share	0.69	(0.17)	(0.51)	(0.19)
Earnings (Loss) Per Share Assuming Dilution	0.68	(0.17)	(0.51)	(0.19)

Year Ended December 31, 2021
Revenues	$481,054	$467,495	$452,153	$444,802
Gross Profit[1]	303,068	294,680	284,642	277,099
Earnings Before Income Taxes	48,649	44,344	32,808	20,069
Net Earnings	36,323	32,975	24,348	16,288
Earnings Per Share	1.06	0.98	0.75	0.52
Earnings Per Share Assuming Dilution	1.04	0.95	0.73	0.50
1 Gross profit is the sum of total revenues less total cost of revenues.
The comparability of the Company’s quarterly financial results during 2022 and 2021 was impacted by certain events, as described below on a pre-tax basis:
•The first, second, third and fourth quarters of 2022 include net restructuring charges of $3.3 million, $5.6 million, $14.9 million, and $8.9 million, respectively. The first, second, third and fourth quarters of 2021 include net restructuring charges of $3.4 million, $1.8 million, $2.9 million and $1.1 million, respectively. The restructuring activity in these periods consists primarily of operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of the stores identified for closure, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to workforce reductions. Refer to Note 11 to these consolidated and combined financial statements for further details of restructuring activity.
•The first, second, third and fourth quarters of 2022 include separation costs of $0.5 million, $0.2 million, $0.2 million and $0.2 million, respectively. The first, second, third and fourth quarters of 2021 include separation costs of $4.4 million, $1.2 million, $0.4 million and $0.7 million, respectively. These costs represent expenses associated with the separation and distribution, including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
•The first, second, third and fourth quarters of 2022 include acquisition-related costs of $3.5 million, $8.0 million, $1.7 million and $1.5 million, which primarily related to third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A. completed April 1, 2022.
•The second quarter of 2022 includes a one-time $23.0 million non-cash charge for an estimated fair value adjustment to the acquired BrandsMart merchandise inventories, with an additional $0.1 million non-cash charge recorded as a

THE AARON'S COMPANY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
measurement period adjustment in the third quarter of 2022. These non-cash fair value adjustments were included within Retail Cost of Sales in the consolidated and combined statement of earnings.
•The third quarter of 2022 includes a goodwill impairment charge of $12.9 million to fully write-off the goodwill balance of the Aaron's Business reporting unit. Refer to Note 3 to these consolidated and combined financial statements for further discussion of the interim goodwill impairment assessment and the resulting impairment charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of Aaron’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, was carried out by management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this Annual Report on Form 10-K. Based on management’s evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
Reports of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management has assessed, and the Company’s independent registered public accounting firm, Ernst & Young LLP, has audited, the Company’s internal control over financial reporting as of December 31, 2022 The unqualified reports of management and Ernst & Young LLP thereon are included in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
Changes in Internal Control Over Financial Reporting
In April 2022, the Company acquired BrandsMart U.S.A. The Company is currently in the process of integrating BrandsMart into its assessment of its internal control over financial reporting. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of December 31, 2022 excludes an assessment of the internal control over financial reporting of BrandsMart. BrandsMart's operations represented approximately 23% and 30% of the Company's total assets and net assets, respectively, as of December 31, 2022 and 25% and 76% of the Company's total revenues and loss before income taxes, respectively, for the year ended December 31, 2022.
Other than as described above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this Item is contained under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan Based Awards in Fiscal Year 2022," "Outstanding Equity Awards at 2022 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal Year 2022," "Non-Qualified Deferred Compensation as of December 31, 2022," "Potential Payments Upon Termination or Change in Control," "Non-Management Director Compensation in 2022," "Employment Agreements with Named Executive Officers," "Annual Cash Incentive Awards," "The Aaron's Company, Inc. Amended and Restated 2020 Equity and Incentive Plan," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference.
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

Consolidated Balance Sheets—December 31, 2022 and 2021
Consolidated and Combined Statements of Earnings—Years ended December 31, 2022, 2021 and 2020
Consolidated and Combined Statements of Comprehensive (Loss) Income—Years ended December 31, 2022, 2021 and 2020
Consolidated and Combined Statements of Equity—Years ended December 31, 2022, 2021 and 2020
Consolidated and Combined Statements of Cash Flows—Years ended December 31, 2022, 2021 and 2020
Notes to Consolidated and Combined Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
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

2.3†
Stock Purchase Agreement, dated as of February 23, 2022, by and among Aaron’s Retail Solutions, LLC, Interbond Enterprises, Inc., the Sellers named therein and Michael Perlman, in his individual capacity and in his Capacity as the Seller’s Representative thereunder (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022).

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

Instruments Defining the Rights of Security Holders, Including Indentures
4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 10-K filed with the SEC on February 24, 2022).

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

10.9
Amendment to the Loan Facility Agreement and Guaranty among Aaron’s, LLC, The Aaron’s Company, Inc., the participants from time to time party thereto and Truist Bank, as servicer, dated November 10, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.10†
Credit Agreement, dated as of April 1, 2022, among Aaron’s, LLC as the borrower, The Aaron’s Company, Inc., the several banks and other financial institutions from time to time party thereto and Truist Bank, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

10.11†
Loan Facility Agreement and Guaranty, dated as of April 1, 2022, among Aaron’s, LLC, as the sponsor, The Aaron’s Company, Inc. the several banks and other financial institutions from time to time party thereto and Truist Bank, in its capacity as administrative agent (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022).

10.12*
Amendment to the Loan Facility Agreement and Guaranty among Aaron's LLC, as the sponsor, The Aaron's Company, Inc., the participants from time to time party thereto and Truist Bank, as servicer, dated February 10, 2023.

10.13*
First Amendment to Loan Facility Agreement and Guarantee among Aaron's, LLC, as the sponsor, The Aaron's Company, Inc., the participants from time to time party thereto and Truist Bank, as servicer, dated February 23, 2023.

Management Contracts and Compensatory Plans or Arrangements
10.14	Aaron’s 401(k) Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (333-252198) filed with the SEC on January 19, 2021).
10.15
The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended, dated November 30, 2020 (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.16
First Amendment to The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 23, 2021).

10.17
Executive Severance Pay Plan of The Aaron’s Company, Inc. (as amended and restated) (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).

10.18
First Amendment to the Executive Severance Pay Plan of The Aaron’s Company, Inc. (as amended and restated), effective January 27, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.19
The Aaron’s Company, Inc. 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.20**
Form of Executive Performance Share Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.21**
Amendment to Form of Executive Performance Share Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.22**
Form of Restricted Stock Award Agreement under the Aaron's, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.23**
Form of Director Restricted Stock Unit Award Agreement under the Aaron’s, Inc. 2015 Equity and Incentive Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.24
The Aaron’s Company, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.25
The Aaron’s Company, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (333-250900) filed with the SEC on November 19, 2020).

10.26
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

10.29
Completion Bonus Agreement of Robert Sinclair, dated August 6, 2020 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021).

10.30
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

10.31	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 1, 2020).
10.32
The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended and restated, dated May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 27, 2021).

10.33
The Aaron’s Company, Inc. Compensation Plan for Non-Employee Directors, as amended and restated, effective January 1, 2022 (incorporated by reference to Exhibit 10.29 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.34
The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-39681), as filed with the SEC on July 14, 2021).

10.35
Form of Restricted Stock Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.36
Form of Executive Performance Share Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.37
Amended and Restated Executive Severance Pay Plan of the Aaron’s Company, Inc., dated May 3, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 25, 2022).

10.38
Form of Director Restricted Stock Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 24, 2022).

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2023.

The Aaron's Company, Inc.

By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023.

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