Form 10-Q
period 2023-03-31
Aaron's Company, Inc.
filed 2023-04-24
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of April 21, 2023
Common Stock, $0.50 Par Value	30,908,711

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2023	December 31, 2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$44,267	$27,716
Accounts Receivable (net of allowances of $5,908 at March 31, 2023 and $8,895 at December 31, 2022)	30,286	38,191
Lease Merchandise (net of accumulated depreciation and allowances of $423,541 at March 31, 2023 and $431,092 at December 31, 2022)	666,472	693,795
Merchandise Inventories, Net	86,336	95,964
Property, Plant and Equipment, Net	263,878	267,457
Operating Lease Right-of-Use Assets	458,421	459,950
Goodwill	55,750	54,710
Other Intangibles, Net	115,863	118,528
Income Tax Receivable	3,809	5,716
Prepaid Expenses and Other Assets	101,018	96,436
Total Assets	$1,826,100	$1,858,463
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$242,399	$264,043
Deferred Tax Liabilities	87,519	87,008
Customer Deposits and Advance Payments	74,828	73,196
Operating Lease Liabilities	495,338	496,401
Debt	222,113	242,413
Total Liabilities	1,122,197	1,163,061
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at March 31, 2023 and December 31, 2022; Shares Issued: 36,596,057 at March 31, 2023 and 36,100,011 at December 31, 2022	18,298	18,050
Additional Paid-in Capital	741,054	738,428
Retained Earnings	87,905	79,073
Accumulated Other Comprehensive Loss	(2,062)	(1,396)
	845,195	834,155
Less: Treasury Shares at Cost
5,687,346 Shares at March 31, 2023 and 5,480,353 at December 31, 2022	(141,292)	(138,753)
Total Shareholders’ Equity	703,903	695,402
Total Liabilities & Shareholders’ Equity	$1,826,100	$1,858,463
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$373,795	$409,318
Retail Sales	150,546	12,607
Non-Retail Sales	23,935	27,827
Franchise Royalties and Other Revenues	6,085	6,330
	554,361	456,082
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	125,141	136,665
Retail Cost of Sales	113,529	9,114
Non-Retail Cost of Sales	19,997	25,356
	258,667	171,135
GROSS PROFIT	295,694	284,947
OPERATING EXPENSES:
Personnel Costs	131,445	121,110
Other Operating Expenses, Net	124,145	104,359
Provision for Lease Merchandise Write-Offs	20,160	21,957
Restructuring Expenses, Net	5,289	3,335
Separation Costs	129	540
Acquisition-Related Costs	1,848	3,464
	283,016	254,765
OPERATING PROFIT	12,678	30,182
Interest Expense	(4,358)	(350)
Other Non-Operating Income (Expense), Net	572	(927)
EARNINGS BEFORE INCOME TAXES	8,892	28,905
INCOME TAX (BENEFIT) EXPENSE	(3,906)	7,373
NET EARNINGS	$12,798	$21,532
EARNINGS PER SHARE	$0.42	$0.69
EARNINGS PER SHARE ASSUMING DILUTION	$0.41	$0.68
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net Earnings	$12,798	$21,532
Other Comprehensive (Loss) Income:
Unrealized (Loss) Gain on Derivative Instruments, net of Tax[1]	(990)	154
Foreign Currency Translation Adjustment, net of Tax[1]	324	238
Total Other Comprehensive (Loss) Income	(666)	392
Comprehensive Income	$12,132	$21,924
1 As of March 31, 2023, the Unrealized Loss on Derivative Instruments and the Foreign Currency Translation Adjustment are presented net of tax of $0.3 million and $0.3 million, respectively and the tax components of the prior year amounts are insignificant.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$12,798	$21,532
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	123,291	134,713
Other Depreciation and Amortization	22,570	18,149
Provision for Lease Merchandise Write-Offs	20,160	21,957
Accounts Receivable Provision	6,908	6,753
Stock-Based Compensation	2,922	3,611
Deferred Income Taxes	(5,985)	6,241
Impairment of Assets	914	1,585
Non-Cash Lease Expense	30,042	23,971
Other Changes, Net	(900)	(4,576)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(116,820)	(153,711)
Merchandise Inventories	9,801	—
Accounts Receivable	1,016	(4,190)
Prepaid Expenses and Other Assets	1,346	(11,610)
Income Tax Receivable	1,907	876
Operating Lease Right-of-Use Assets and Liabilities	(30,350)	(27,009)
Accounts Payable and Accrued Expenses	(18,470)	846
Customer Deposits and Advance Payments	(190)	(10,086)
Cash Provided by Operating Activities	60,960	29,052
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(20,209)	(25,103)
Proceeds from Dispositions of Property, Plant, and Equipment	2,149	8,136
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	—	(286)
Proceeds from Other Investing-Related Activities	—	190
Cash Used in Investing Activities	(18,060)	(17,063)
FINANCING ACTIVITIES:
Repayments on Swing Line Loans, Net	(19,250)	—
Proceeds from Revolver and Term Loan	31,094	—
Repayments on Revolver and Term Loan	(32,187)	(10,000)
Dividends Paid	(3,442)	(3,110)
Acquisition of Treasury Stock	—	(4,722)
Issuance of Stock Under Stock Option Plans	—	52
Shares Withheld for Tax Payments	(2,539)	(3,541)
Cash Used in Financing Activities	(26,324)	(21,321)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	18
Increase (Decrease) in Cash and Cash Equivalents	16,551	(9,314)
Cash and Cash Equivalents at Beginning of Period	27,716	22,832
Cash and Cash Equivalents at End of Period	$44,267	$13,518
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inflationary and other economic pressures, general macroeconomic conditions, rising interest rates, and the novel coronavirus ("COVID-19") pandemic have led to significant market disruption. For a discussion of trends that we believe have affected our business as a result of these items, see Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "COVID-19 Pandemic," "Highlights," "Consolidated Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 1, 2023 (the "2022 Annual Report").
Description of Business
The Aaron's Company, Inc. (the "Company") is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," and the "Company," refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Pre-Spin Aaron’s Business (as described in the 2022 Annual Report) and all other subsidiaries of the Company, which are wholly owned, as well as other lines of business described above.
As of March 31, 2023, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below. Effective as of April 1, 2022 and in connection with the acquisition of BrandsMart U.S.A., the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs. The Company has retroactively adjusted, for all periods presented, its segment disclosures to align with the current composition of reportable segments.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of 1,261 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
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
The following table presents store count by ownership type:

Stores as of March 31 (Unaudited)	2023	2022
Company-operated Aaron's Stores[1]	1,030	1,070
GenNext (included in Company-Operated)	222	135
Franchisee-operated Aaron's Stores	231	236
BrandsMart U.S.A. Stores[2]	10	—
Systemwide Stores	1,271	1,306

Company-operated Aaron's Store Types as of March 31, 2023 (Unaudited)	GenNext	Legacy	Total
Store	196	750	946
Hub	25	17	42
Showroom	1	41	42
Total	222	808	1,030
1 The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, averaging approximately 11,000 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 100,000 square feet and have been included in this table subsequent to the acquisition date of April 1, 2022.
Basis of Presentation
The financial statements as of and for the three months ended March 31, 2023 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The extent to which inflationary and other economic pressures and any ongoing effects of the COVID-19 pandemic will impact the Company's business will depend on future developments. These developments are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of such future developments and may change in the future.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.
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
Accounting Policies and Estimates
See Note 1 to the consolidated and combined financial statements in the 2022 Annual Report for an expanded discussion of accounting policies and estimates.
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended March 31,
(Shares In Thousands)	2023	2022
Weighted Average Shares Outstanding	30,793	31,062
Dilutive Effect of Share-Based Awards	446	698
Weighted Average Shares Outstanding Assuming Dilution	31,239	31,760
Approximately 1.2 million and 0.5 million weighted-average share based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2023 and March 31, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.

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
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $13.0 million and $10.7 million during the three months ended March 31, 2023 and 2022, respectively, and are classified within other operating expenses, net in the condensed consolidated statements of earnings. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $7.5 million and $7.0 million during the three months ended March 31, 2023 and 2022, respectively. The prepaid advertising asset was $4.8 million and $4.6 million at March 31, 2023 and December 31, 2022, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Accounts Receivable
Accounts receivable consist primarily of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers), and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2023	December 31, 2022
Customers	$6,370	$9,721
Corporate	16,377	20,597
Franchisee	7,539	7,873
	$30,286	$38,191
The Company maintains an accounts receivable allowance for the Aaron's Business customer lease agreements, under which its policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables, excluding customer lease receivables for its BrandsMart Leasing operations, that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off customer lease receivables for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and record an allowance for these estimated losses. The estimated allowance on franchisee accounts receivable includes consideration of the financial position of each franchisee and qualitative consideration of potential losses associated with uncertainties impacting the franchisee's ability to satisfy their obligations. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated statements of earnings.
The allowance related to remaining corporate receivables is not significant at March 31, 2023.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Beginning Balance	$8,895	$7,163
Accounts Written Off, net of Recoveries	(9,895)	(8,665)
Accounts Receivable Provision	6,908	6,753
Ending Balance	$5,908	$5,251
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Bad Debt Expense (Reversal)	$26	$(175)
Provision for Returns and Uncollectible Renewal Payments	6,882	6,928
Accounts Receivable Provision	$6,908	$6,753
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2023	December 31, 2022
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$424,301	$446,923
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	242,171	246,872
Lease Merchandise, net of Accumulated Depreciation and Allowances	$666,472	$693,795
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $10.6 million and $12.9 million as of March 31, 2023 and December 31, 2022, respectively.

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
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary and other economic pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic on our customers. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated statements of earnings. The Company writes off lease merchandise on lease agreements, excluding lease agreements for its BrandsMart Leasing operations, that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off lease merchandise on lease agreements for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Beginning Balance	$13,894	$12,339
Merchandise Written off, net of Recoveries	(20,674)	(22,183)
Provision for Write-offs	20,160	21,957
Ending Balance	$13,380	$12,113
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
The Company periodically evaluates aged and distressed inventory and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory and are recorded within retail cost of sales within the condensed consolidated statement of earnings. The write-offs of merchandise inventories associated with the Company's cycle and physical inventory count processes are also included within retail cost of sales in the condensed consolidated statement of earnings. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. This reserve is based on management’s current knowledge with respect to inventory levels, sales trends, and historical experience selling or disposing of aged or obsolete inventory.
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	March 31, 2023	December 31, 2022
Merchandise Inventories, gross	$87,241	$96,945
Reserve for Merchandise Inventories	(905)	(981)
Merchandise Inventories, net	$86,336	$95,964

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the reserve for merchandise inventories:

Three Months Ended
(In Thousands)	March 31, 2023
Beginning Balance	$981
Merchandise Written off	—
Provision for Write-offs	(76)
Ending Balance	$905
Retail and Non-Retail Cost of Sales
Included in retail cost of sales, as well as non-retail cost of sales, is the net book value of merchandise sold via retail and non-retail sales, primarily using specific identification.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2023	December 31, 2022
Prepaid Expenses	$20,357	$20,218
Insurance Related Assets	21,848	25,103
Company-Owned Life Insurance	13,999	13,443
Assets Held for Sale	896	1,857
Deferred Tax Assets	23,433	16,277
Other Assets[1]	20,485	19,538
	$101,018	$96,436
1 Amounts as of March 31, 2023 and December 31, 2022 included restricted cash of $1.6 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
Sale-Leaseback Transactions
During the three months ended March 31, 2022, the Company entered into a sale and leaseback transaction related to three Company-owned Aaron's store properties. The Company received net proceeds of $5.7 million, which were presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows and recorded a gain of $3.8 million related to the sale and leaseback transaction, which was classified within other operating expenses, net in the condensed consolidated statements of earnings and was presented within other charges, net in the condensed consolidated statements of cash flows.
Interest Rate Swap
In March 2023, the Company entered into an interest rate swap agreement for an aggregate notional amount of $100.0 million with an effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Under the terms of the agreement, the Company will receive a floating interest rate based on 1-month Chicago Mercantile Exchange ("CME") Term Secured Overnight Financing Rate ("SOFR") and pay a fixed interest rate of 3.87% on the notional amount. The Company has accounted for the interest rate swap as a derivative instrument in accordance with ASC 815, Derivatives and Hedging ("ASC 815"), and the interest rate swap was designated as a cash flow hedge at inception. As of March 31, 2023, the facts and circumstances of the hedged relationship remain consistent with the initial effectiveness assessment in that the hedged instrument remains an effective accounting hedge. The fair value of the hedge as of March 31, 2023 was a liability of $1.3 million, which has been recorded within accounts payable and accrued expenses and as a component of accumulated other comprehensive loss in the Company's condensed consolidated balance sheets. See Note 3 to these condensed consolidated financial statements for further information regarding the fair value determination of the Company's interest rate swap agreement. The amounts from accumulated other comprehensive loss will begin to impact earnings once the swap becomes effective in the second quarter of 2023.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2023	December 31, 2022
Accounts Payable	$96,096	$106,966
Estimated Claims Liability Costs	59,201	58,549
Accrued Salaries and Benefits	27,470	33,932
Accrued Real Estate and Sales Taxes	21,379	24,030
Other Accrued Expenses and Liabilities	38,253	40,566
	$242,399	$264,043
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. All acquisition-related goodwill balances are allocated amongst the Company's reporting units based on the nature of the acquired operations that originally created the goodwill. During the fourth quarter of 2022, in connection with its annual impairment testing, management evaluated the various components of the operating segments further described above and in Note 8 to these condensed consolidated financial statements and identified three reporting units, Aaron's Business, BrandsMart, and BrandsMart Leasing, each as described below.
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
The operations of BrandsMart, comprise the BrandsMart reporting unit (collectively, the "BrandsMart reporting unit") and is also the sole component of the BrandsMart operating segment.
The acquisition of BrandsMart U.S.A. in the second quarter of 2022 resulted in the recognition of approximately $55.8 million of goodwill, inclusive of measurement period adjustments further described in Note 2 to these condensed consolidated financial statements. Of this amount, $26.5 million was assigned to the BrandsMart Leasing reporting unit. The following table provides information related to the carrying amount of goodwill by operating segment.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In Thousands)	Aaron's Business	BrandsMart	BrandsMart Leasing	Total
Balance at December 31, 2022	$—	$28,193	$26,517	$54,710
Acquisitions	—	—	—	—
Currency Translation Adjustments	—	—	—	—
Acquisition Accounting Adjustments	—	1,040	—	1,040
Impairment Loss	—	—	—	—
Balance at March 31, 2023	$—	$29,233	$26,517	$55,750
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an interim impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company determined that there were no events that occurred or circumstances that changed during the three months ended March 31, 2023 that would more likely than not reduce the fair value of its reporting units below their carrying amount.
The Company may be required to recognize material impairments to the BrandsMart or BrandsMart Leasing goodwill balances in the future if: (i) the Company fails to successfully execute on one or more elements of the BrandsMart strategic plan; (ii) actual results are unfavorable to the Company's estimates and assumptions used to calculate fair value; (iii) the BrandsMart or BrandsMart Leasing carrying values increase without an associated increase in the fair value; and/or (iv) BrandsMart or BrandsMart Leasing is materially impacted by further deterioration of macroeconomic conditions, including inflation and other economic pressures, including rising interest rates.
Acquisition-Related Costs
Acquisition-related costs of $1.8 million and $3.5 million were incurred during the three months ended March 31, 2023 and 2022, respectively, and primarily represent internal control readiness third-party consulting, banking and legal expenses and retention bonuses associated with the acquisition of BrandsMart U.S.A completed April 1, 2022.
Related Party Transactions with the Sellers of BrandsMart U.S.A.
Effective as of the BrandsMart U.S.A. acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A., including Michael Perlman, who was employed by the Company for a short period following the acquisition. While Mr. Perlman is no longer employed by the Company as of December 31, 2022, the Company intends to continue its treatment of the lease agreements as potential related party transactions under the Company’s Related Party Policy until December 2023. The agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The Company recorded these leases within operating lease right-of-use assets and operating lease liabilities in the Company's condensed consolidated balance sheets. The six operating leases have aggregate annual rental payments of approximately $10.0 million and are considered to be above market. The value of the off-market element of the lease agreements was included as a component of the consideration transferred to the sellers of BrandsMart U.S.A. and was recognized as a reduction to the operating lease right-of-use-asset. The total amounts paid to the sellers of BrandsMart U.S.A. during the three months ended March 31, 2023 related to real estate activities, including rental payments, maintenance and taxes, were approximately $3.2 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2023 and 2022 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(5,480)	$(138,753)	36,100	$18,050	$738,428	$79,073	$(1,396)	$695,402
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,966)	—	(3,966)
Stock-Based Compensation	—	—	—	—	2,874	—	—	2,874
Issuance of Shares under Equity Plans	(207)	(2,539)	496	248	(248)	—	—	(2,539)
Net Earnings	—	—	—	—	—	12,798	—	12,798
Unrealized (Loss) on Derivative Instruments, net of Tax	—	—	—	—	—	—	(990)	(990)
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	324	324
Balance, March 31, 2023	(5,687)	$(141,292)	36,596	$18,298	$741,054	$87,905	$(2,062)	$703,903

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$724,384	$98,546	$(739)	$718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,584)	—	(3,584)
Stock-Based Compensation	—	—	—	—	3,611	—	—	3,611
Issuance of Shares Under Equity Plans	(163)	(3,541)	410	205	(153)	—	—	(3,489)
Acquisition of Treasury Stock	(262)	(5,720)	—	—	—	—	—	(5,720)
Net Earnings	—	—	—	—	—	21,532	—	21,532
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	154	154
Foreign Currency Translation Adjustment	—	—	—	—	—	—	238	238
Balance, March 31, 2022	(5,005)	$(131,065)	35,969	$17,984	$727,842	$116,494	$(347)	$730,908
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of the Company's current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of March 31, 2023 and December 31, 2022 were subject to a variable interest rate. Therefore, the fair value of these borrowings also approximates its carrying value. These assets and liabilities are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, property, plant, and equipment and assets held for sale, in connection with periodic evaluations for potential impairment.
The Company measures a liability related to its non-qualified deferred compensation plan, which represents benefits accrued for participants that are part of the plan and is valued at the quoted market prices of the participants' investment election, at fair value on a recurring basis.
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. For the fair value measurements performed related to the net assets acquired, including acquired intangible assets, the Company utilized multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows. See Note 2 to these condensed consolidated financial statements for further details regarding the acquired assets.
In March 2023, the Company entered into an interest rate swap agreement. The interest rate swap agreement is measured within Level 2 of the fair value hierarchy, and the fair value is derived by using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity and uses observable market-based inputs, including interest rate curves. The fair value associated with the interest rate swap is recorded within prepaid expenses and other assets (when the resulting fair value is an asset) or accounts payable and accrued expenses (when the resulting fair value is a liability) within the Company's condensed consolidated balance sheets.
Recent Accounting Pronouncements
There were no new accounting standards that had a material impact on the Company’s condensed consolidated financial statements during the three months ended March 31, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of March 31, 2023 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
The BrandsMart U.S.A. acquisition has been accounted for as a business combination, and the BrandsMart results of operations are included in the Company's results of operations from the April 1, 2022 acquisition date. BrandsMart contributed revenues of $144.2 million during the three months ended March 31, 2023.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition Accounting
The consideration transferred and the estimated fair values of the assets acquired and liabilities assumed in the BrandsMart U.S.A. acquisition as of the April 1, 2022 acquisition date as well as measurement period adjustments recorded since the fiscal quarter ended June 30, 2022, are as follows:

(In Thousands)	Preliminary Amounts Recognized as of Acquisition Date[1]	2023 Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (As Adjusted)
Cash Consideration to BrandsMart U.S.A.	$230,000	$—	$230,000
Acquired Cash	15,952	—	15,952
Estimated Excess Working Capital, net of Cash	35,599	—	35,599
Non-Cash Off-Market Lease Agreement[3]	6,823	—	6,823
Aggregate Consideration Transferred	288,374	—	288,374
Total Purchase Consideration, Net of Cash Acquired	272,422	—	272,422

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Accounts Receivable	4,310	—	4,310
Merchandise Inventories	124,064	173	124,237
Property, Plant and Equipment	22,053	(1,361)	20,692
Operating Lease Right-of-Use Assets	160,210	—	160,210
Other Intangibles[4]	122,950	—	122,950
Prepaid Expenses and Other Assets[5]	9,049	(80)	8,969
Total Identifiable Assets Acquired	442,636	(1,268)	441,368
Accounts Payable and Accrued Expenses	25,340	(2,050)	23,290
Customer Deposits and Advance Payments	25,332	1,822	27,154
Operating Lease Liabilities	158,712	—	158,712
Debt	15,540	—	15,540
Total Liabilities Assumed	224,924	(228)	224,696
Net Assets Acquired	217,712	(1,040)	216,672
Goodwill[6]	54,710	1,040	55,750
Total Estimated Fair Value of Net Assets Acquired	$272,422	$—	$272,422
1 As previously reported in the notes to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
2 The measurement period adjustments recorded in 2023 primarily relate to opening balance sheet adjustments to certain asset and liability balances further illustrated in the table above.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6 The purchase price exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, all of which is expected to be deductible for tax purposes. Goodwill is comprised of synergies created from the expected future benefits to the Company, including those related to the expansion of BrandsMart stores into new markets, expanded product assortment, procurement synergies, the projected growth of the BrandsMart Leasing business, and certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce. See Note 1 to these condensed consolidated financial statements for further discussion of the identification of the Company's reporting units and the allocation of goodwill and Note 8 for the discussion of operating segments associated with the BrandsMart U.S.A. acquisition.
The estimated values of intangible assets attributable to the BrandsMart U.S.A. acquisition are comprised of the following:

	Fair Value (In Thousands)	Weighted Average Life (In Years)
Trade Names	$108,000	20.0
Non-Compete Agreements	250	3.0
Customer List	14,700	4.0
Total Acquired Intangible Assets	$122,950
During the three months ended March 31, 2023, the Company incurred $1.8 million of transaction costs in connection with the acquisition of BrandsMart U.S.A. These costs were included within "Acquisition-Related Costs" in the condensed consolidated statements of earnings. Acquisition-Related Costs that will affect the Company's income statement throughout the remainder of 2023 are not expected to be material.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of BrandsMart U.S.A. had occurred on January 1, 2021, compared to actual, historical results.

(Unaudited)	Three Months Ended March 31, 2022
(In Thousands)	As Reported	Pro Forma Combined Results
Revenues	$456,082	$641,227
Earnings Before Income Taxes	28,905	31,487
Net Earnings	21,532	23,489
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
The unaudited pro forma combined financial information for the three months ended March 31, 2022 includes adjustments to, among other things, record depreciation expense, amortization expense and income taxes based upon the fair value allocation of the purchase price to BrandsMart U.S.A.'s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021.
Interest expense on the additional debt incurred by the Company to fund the acquisition and personnel costs incurred related to the acquisition are also included in the unaudited pro forma combined information as if the BrandsMart U.S.A. acquisition had occurred on January 1, 2021 for the pro forma three months ended March 31, 2022.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(9,187)	$—	$—	$(8,621)	$—
Interest Rate Swap Liability	$—	$(1,278)	$—	$—	$—	$—
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
In March 2023, the Company entered into an interest rate swap agreement for an aggregate notional amount of $100.0 million with an effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Under the terms of the agreement, the Company will receive a floating interest rate based on 1-month CME Term SOFR and pay a fixed interest rate of 3.87% on the notional amount. The Company has accounted for the interest rate swap as a derivative instrument in accordance with ASC 815, and the interest rate swap was designated as a cash flow hedge at inception. As of March 31, 2023, the facts and circumstances of the hedged relationship remain consistent with the initial effectiveness assessment in that the hedged instrument remains an effective accounting hedge. The fair value of the interest rate swap agreement is derived by using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity and uses observable market-based inputs, including interest rate curves. The fair value associated with the interest rate swap is recorded within prepaid expenses and other assets (when the resulting fair value is an asset) or accounts payable and accrued expenses (when the resulting fair value is a liability) within the Company's condensed consolidated balance sheets.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$896	$—	$—	$1,857	$—
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
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. For the fair value measurements performed related to the net assets acquired, including acquired intangible assets, the Company utilized multiple Level 3 inputs and assumptions, such as estimates about costs of capital, future projected performance and cash flows. See Note 2 to these condensed consolidated financial statements for further details regarding the acquired assets.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	March 31, 2023	December 31, 2022
Revolving Facility	$50,000	$69,250
Term Loan, Due in Installments through April 2027[1]	172,113	173,163
Total Debt	222,113	242,413
Less: Current Maturities	4,375	23,450
Long-Term Debt	$217,738	$218,963
1 Includes unamortized debt issuance costs of $0.7 million and $0.7 million as of March 31, 2023 and December 31, 2022. The Company has included $2.7 million and $2.9 million of debt issuance costs as of March 31, 2023 and December 31, 2022, respectively, related to the new and previous revolving credit facility, within prepaid expenses and other assets in the condensed consolidated balance sheets.
Revolving Credit Facility and Term Loan
To finance the BrandsMart U.S.A. acquisition, on April 1, 2022 the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility"). The Previous Credit Facility is further described in Note 8 to the consolidated and combined financial statements of the 2022 Annual Report. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company pays a commitment fee on unused balances related to the revolving facility, which ranges from 0.20% to 0.30% as determined by the Company's ratio of total net debt to EBITDA (as defined by the agreement).
On April 1, 2022, the Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. As of March 31, 2023, $172.8 million and $50.0 million remained outstanding under the Term Loan and Revolving Facility, respectively, compared to $173.9 million and $69.3 million outstanding at December 31, 2022.
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
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all of these covenants at March 31, 2023.
NOTE 5. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Lease Revenues and Fees	$373,795	$409,318
Retail Sales	150,546	12,607
Non-Retail Sales	23,935	27,827
Franchise Royalties and Fees	5,898	6,118
Other	187	212
Total[1]	$554,361	$456,082
1 Includes revenues from Canadian operations of $4.4 million and $4.9 million during the three months ended March 31, 2023 and 2022, respectively, which are primarily lease revenues and fees.
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
Lease revenues related to the leasing of merchandise and Aaron's Club membership fees are recognized as revenue in the month they are earned. Payments received prior to the month earned are recorded as deferred lease revenue, and this amount is included in customer deposits and advance payments in the accompanying condensed consolidated balance sheets. Lease payments due but not received prior to month end are recorded as accounts receivable in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
All of Aaron's customer lease agreements, including BrandsMart Leasing, are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under lease agreements. Initial direct

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the condensed consolidated statements of earnings. The statement of earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three months ended March 31, 2023 and 2022. Included in lease revenues and fees above, the Company had $6.3 million and $7.0 million of other revenue during the three months ended March 31, 2023 and 2022, respectively, within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above. Lease revenues and fees are recorded within lease revenues and fees in the accompanying condensed consolidated statements of earnings.
Retail Sales
All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2023 and 2022.
Aaron's Business
Revenues from the retail sale of lease merchandise to individual consumers are recognized at the point of sale and are recorded within retail sales in the accompanying condensed consolidated statements of earnings. Generally, the transfer of control occurs near or at the point of sale for retail sales. Aaron's Business retail sales are not subject to a returns policy. All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2023 and 2022.
BrandsMart
Revenues from the retail sale of merchandise inventories are recorded within retail sales in the accompanying condensed consolidated statement of earnings and are recognized at a point in time that the Company has satisfied its performance obligation and transferred control of the product to the respective customer. Revenues associated with retail sales transactions for which control has not transferred are deferred and are recorded within customer deposits and advance payments within the accompanying consolidated balance sheets.
Retail sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of March 31, 2023 was $2.2 million and $2.9 million, respectively, compared to $3.0 million and $4.0 million as of December 31, 2022, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
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
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2023 and 2022.
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
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.8 million and $4.9 million during the three months ended March 31, 2023 and 2022, respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of earnings.
NOTE 6. COMMITMENT AND CONTINGENCIES
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
The Company entered into a new Franchise Loan Facility agreement on April 1, 2022, which reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million. At March 31, 2023, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $4.3 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 4 to these condensed consolidated financial statements. At March 31, 2023, the Company was in compliance with all covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.0 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively. The balances at March 31, 2023 and December 31, 2022 included qualitative consideration of potential losses associated with uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic.
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
The Company had accrued $0.9 million and $2.7 million at March 31, 2023 and December 31, 2022, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to strengthen operational efficiencies and reduce the Company’s overall costs. Management believes that this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center logistics competencies. Since initiation, the program has resulted in the closure or consolidation of 28 Company-operated Aaron's stores. This program also includes the hub and showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $2.9 million during the three months ended March 31, 2023. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of severance charges primarily related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions, continuing variable occupancy costs incurred related to closed stores, operating lease right-of-use asset impairment charges and fixed asset impairment charges.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing Aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 222 Company-operated Aaron's stores during 2020, 2021, 2022 and the first three months of 2023. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of March 31, 2023, we have identified approximately 34 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close during the remainder of 2023.
Total net restructuring expenses under the real estate repositioning and optimization restructuring program of $2.4 million were recorded for the three months ended March 31, 2023. Restructuring expenses were recorded within the Unallocated Corporate category of segment reporting and were comprised mainly of continuing variable occupancy costs incurred related to closed stores and operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $64.0 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes restructuring charges for the three months ended March 31, 2023 and 2022, respectively, under the Company's restructuring programs:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Right-of-Use Asset Impairment	$774	$1,178
Operating Lease Charges	1,908	1,442
Fixed Asset Impairment	121	245
Severance	2,202	418
Other Expenses[1]	284	52
Total Restructuring Expenses, Net	$5,289	$3,335
1 Includes professional advisory fees and net gains related to the sale of store properties and related assets.
The following table summarizes the activity for the three months ended March 31, 2023 and the corresponding accrual balance as of March 31, 2023 for the restructuring programs:

(In Thousands)	Severance	Operating Lease Charges[1]	Professional Advisory Fees
Balance at January 1, 2023	$695	$2,200	$1,032
Restructuring Charges (Reversals)	2,202	—	(135)
Payments	(2,206)	(2,200)	(592)
Balance at March 31, 2023	$691	$—	$305
1 Represents expenses related to a real estate-related settlement which remained payable at December 31, 2022 and was subsequently paid during the first quarter of 2023.
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
The Aaron's Business segment includes the operations of the Pre-Spin Aaron's business (as described in the 2022 Annual Report), which continued after the separation to provide consumers with LTO and retail purchase solutions through the Company's Aaron's stores in the United States and Canada and the aarons.com e-commerce platform. This operating segment also supports franchisees of its Aaron's stores. In addition, the Aaron's Business segment includes the operations of BrandsMart Leasing, which offers a lease-to-own solution to customers of BrandsMart U.S.A., and Woodhaven, which manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
The BrandsMart segment includes the operations of BrandsMart U.S.A. (other than BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with ten stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The results of BrandsMart have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

	Three Months Ended March 31, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$373,795	$—	$—	$373,795
Retail Sales	8,318	144,158	(1,930)	150,546
Non-Retail Sales	23,935	—	—	23,935
Franchise Royalties and Fees	5,898	—	—	5,898
Other	187	—	—	187
Total Revenues	$412,133	$144,158	$(1,930)	$554,361

	Three Months Ended March 31, 2023
(In Thousands)	Aaron's Business[1]	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$260,706	$35,135	$—	$(147)	$295,694
Earnings (Loss) Before Income Taxes	35,859	(888)	(25,971)	(108)	8,892
Depreciation and Amortization[3]	18,703	3,644	223	—	22,570
Capital Expenditures	18,029	916	1,264	—	20,209
1 The earnings before income taxes for the Aaron's Business during the three months ended March 31, 2023 includes a $3.8 million receipt from the settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes.
2 The loss before income taxes for the Unallocated Corporate category during the three months ended March 31, 2023 was impacted by restructuring charges of $5.3 million, BrandsMart U.S.A. acquisition-related costs of $1.8 million and separation-related costs of $0.1 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$409,318	$—	$—	$409,318
Retail Sales	12,607	—	—	12,607
Non-Retail Sales	27,827	—	—	27,827
Franchise Royalties and Fees	6,118	—	—	6,118
Other	212	—	—	212
Total	$456,082	$—	$—	$456,082

	Three Months Ended March 31, 2022
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$284,947	$—	$—	$—	$284,947
Earnings (Loss) Before Income Taxes	52,161	—	(23,256)	—	28,905
Depreciation and Amortization[2]	17,752	—	397	—	18,149
Capital Expenditures	23,260	—	1,843	—	25,103
1 The loss before income taxes for the Unallocated Corporate category during the three months ended March 31, 2022 was impacted by BrandsMart U.S.A. acquisition-related costs of $3.5 million, restructuring charges of $3.3 million and separation-related costs of $0.5 million.
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include factors such as (i) factors impacting consumer spending, including the current inflationary environment, general macroeconomic conditions and rising interest rates; (ii) any ongoing impact of the COVID-19 pandemic due to new variants or efficacy and rate of vaccinations, as well as related measures taken by governmental or regulatory authorities to combat the pandemic; (iii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as described in the 2022 Annual Report) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iv) the failure of that separation to qualify for the expected tax treatment; (v) the risk that the Company may fail to realize the benefits expected from the acquisition of BrandsMart U.S.A., including projected synergies; (vi) risks related to the disruption of management time from ongoing business operations due to the BrandsMart U.S.A. acquisition; (vii) failure to promptly and effectively integrate the BrandsMart U.S.A. acquisition; (viii) the effect of the BrandsMart U.S.A. acquisition on our ongoing results and businesses and on the ability of Aaron's and BrandsMart to retain and hire key personnel or maintain relationships with suppliers; (ix) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (x) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (xi) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (xii) risks associated with the challenges faced by our business, including the commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xiii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xiv) financial challenges faced by our franchisees; (xv) increases in lease merchandise write-offs; (xvi) the availability and prices of supply chain resources, including products and transportation; (xvii) business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine; and (xviii) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2022 Annual Report.
Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of March 31, 2023, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) its e-commerce platform ("Aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").

Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,260 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
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
Since initiation, the program has resulted in the closure, consolidation, or relocation of 222 Company-operated Aaron's stores during 2020, 2021, 2022 and the first three months of 2023. This program also resulted in the closure of one administrative store support building and further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During the first quarter of 2023, the Company opened 11 new GenNext locations. Combined with the 211 locations open at the beginning of the quarter, total GenNext stores contributed 26.7% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the three months ended March 31, 2023. As of March 31, 2023, we have identified approximately 34 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close during the remainder of 2023. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.

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
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $64.0 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses due to new stores identified for closure and continuing variable occupancy costs related to closed stores, which could be partially offset if we are able to negotiate future early buyouts of leases with landlords.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to reduce the Company’s overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 28 Company-operated Aaron's stores during the three months ended March 31, 2023. This program also includes the hub and showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $2.9 million during the three months ended March 31, 2023. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of severance charges primarily related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions, continuing variable occupancy costs incurred related to closed stores, operating lease right-of-use asset impairment charges and fixed asset impairment charges.
COVID-19 Pandemic and Legislative Relief
Our business has been, and may in the future be, impacted by the ongoing impacts of COVID-19 or any related pandemic or health crisis. While our store showrooms remain open following temporary closures of our showrooms in March 2020, there can be no assurance that those showrooms will not be closed in future months, or have their operations limited.
As a result, ongoing impacts of COVID-19 could impact our business, results of operations, financial condition, liquidity and/or cash flow in future periods. The extent of any such impacts likely would depend on several factors, including (a) the length and severity of any continuing impact of the pandemic; (b) any ongoing impact of the COVID-19 pandemic on our customers, suppliers, and team members; (c) expiration of government stimulus and/or enhanced unemployment benefits to our customers in response to the negative economic impacts of the COVID-19 pandemic; and (d) supply chain disruptions, or continued inflationary and other economic pressures, in the markets in which we operate.
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
The Company utilized tax relief options available to the Company under the CARES Act. including, among other items, the deferral of $16.5 million in payroll taxes, which generally applied to Social Security taxes otherwise due. The Company was required to pay 50% of the tax deferral prior to December 31, 2021 and paid the remaining 50% in December
2022. As of March 31, 2023, the Company has no remaining liability for payroll taxes deferred under the CARES Act.

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
Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including inflation, rising interest rates, the slowing of consumer demand, labor shortages, the ongoing effects of the COVID-19 pandemic, and business disruptions due to the ongoing conflict between Russia and Ukraine, on all aspects of our business. We anticipate that demanding market conditions will continue throughout the remainder of 2023 and beyond, including elevated levels of inflation. We anticipate that these headwinds will be partially mitigated by our cost cutting and real estate repositioning and optimization strategies further described above.
The following summarizes significant financial highlights from the three months ended March 31, 2023:
•Consolidated revenues were $554.4 million in the first quarter of 2023, an increase of 21.5% compared to the first quarter of 2022, primarily due to the inclusion of BrandsMart in the Company's consolidated results since the April 1, 2022 acquisition date.
•Total revenues for the Aaron's Business were $412.1 million in the first quarter of 2023 compared to $456.1 million in the first quarter of 2022, a decrease of 9.6%. This decrease is primarily driven by a lower average lease portfolio size during the quarter, lower lease renewal rate, lower exercise of early purchase options due to a softer tax season, and lower retail sales.
•The lease portfolio, excluding BrandsMart Leasing, began 2023 at $126.5 million, down 7.2% compared to the beginning of 2022, and ended the first quarter of 2023 at $121.9 million, down 7.5% compared to the first quarter of 2022.
•E-commerce revenues for the Aaron's Business, based on stores open as of March 31, 2023, increased 12.3% compared to the prior year quarter and were 17.9% and 15.2% of lease revenues (excluding BrandsMart Leasing) during the three months ended March 31, 2023 and 2022, respectively. E-commerce revenues for BrandsMart decreased by 18.5% during the three months ended March 31, 2023 compared to the prior year quarter and were 9.2% of total product revenues during the three months ended March 31, 2023.
•During the first quarter of 2023, the Company opened 11 new GenNext locations. Combined with the 211 GenNext locations open at the beginning of the year, total GenNext stores contributed approximately 27% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended March 31, 2023.
•Earnings before income taxes were $8.9 million in the first quarter of 2023 compared to $28.9 million in the first quarter of 2022. Earnings before income taxes for the first quarter of 2023 were negatively impacted by restructuring charges of $5.3 million, acquisition-related intangible amortization expense of $2.6 million, BrandsMart U.S.A. acquisition-related costs of $1.8 million, and separation-related costs of $0.1 million. Earnings before income taxes for the first quarter of 2022 were negatively impacted by BrandsMart acquisition-related costs of $3.5 million, restructuring charges of $3.3 million, and separation-related costs of $0.5 million.
•The Company recorded a net income tax benefit of $3.9 million during the three months ended March 31, 2023 compared to income tax expense of $7.4 million for the same period in 2022. The effective tax rate decreased to (43.9)% for the three months ended March 31, 2023 compared to 25.5% for the same period in 2022, primarily due to a deferred income tax benefit of $6.6 million generated by the remeasurement of a state deferred tax asset in connection with a change in the expected state apportionment percentages related to the election to treat Aaron’s, LLC, a subsidiary of the Company, as a corporation for income tax purposes effective January 1, 2023.
•Net earnings for the first quarter of 2023 were $12.8 million compared to $21.5 million in the prior year period. Diluted earnings per share for the first quarter of 2023 were $0.41 compared with diluted earnings per share of $0.68 in the prior year period.
Key Metrics
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month, primarily as a result of customer agreements that reach full ownership, customer early purchase option exercises, lease merchandise returns, and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the first quarter of 2023 with a lease portfolio size for all Company-operated Aaron's stores of $121.9 million, a decrease of 7.5% compared to the lease portfolio size as of March 31, 2022.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the lease revenues collected or renewed related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the first quarter of 2023 was 88.5%, compared to 89.4% in the first quarter of 2022.
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
Due to the seasonality of the Aaron's Business, as well as the extent of the impact of inflationary and other economic pressures and any ongoing effects of the COVID-19 pandemic on our customers, results for any quarter or period are not necessarily indicative of the results that may be achieved for any interim period or a full fiscal year.
Discussion regarding seasonality trends for BrandsMart will be included when prior year comparable periods are included in the financial results.

Key Components of Earnings Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. The financial statements for the three months ended March 31, 2023 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
For the three months ended March 31, 2023 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings before income taxes were as follows:
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
Depreciation of Lease Merchandise and Other Lease Revenue Costs. Depreciation of lease merchandise and other lease revenue costs is comprised of the depreciation expense associated with depreciating merchandise held for lease and leased to customers by our Company-operated Aaron's stores, aarons.com and BrandsMart Leasing, as well as the costs associated with the Aaron's Club program.
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

Restructuring Expenses, Net. Restructuring expenses, net are comprised principally of severance charges, closed store operating lease right-of-use asset impairment and operating lease charges and fixed asset impairment charges. Such costs are recorded within the Unallocated Corporate category of segment reporting. Refer to Note 7 of the accompanying condensed consolidated financial statements for further discussion of restructuring expenses, net.
Separation Costs. Separation costs represent employee-related expenses associated with the spin-off transaction (as described in the 2022 Annual Report), including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company to begin to operate as an independent, standalone public entity. Such costs are recorded within the Unallocated Corporate category of segment reporting.
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

Consolidated Results of Operations – Three months ended March 31, 2023 and 2022
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$373,795	$409,318	$(35,523)	(8.7)%
Retail Sales	150,546	12,607	137,939	nmf
Non-Retail Sales	23,935	27,827	(3,892)	(14.0)
Franchise Royalties and Other Revenues	6,085	6,330	(245)	(3.9)
	554,361	456,082	98,279	21.5
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	125,141	136,665	(11,524)	(8.4)
Retail Cost of Sales	113,529	9,114	104,415	nmf
Non-Retail Cost of Sales	19,997	25,356	(5,359)	(21.1)
	258,667	171,135	87,532	51.1
GROSS PROFIT	295,694	284,947	10,747	3.8
Gross Profit %	53.3%	62.5%

OPERATING EXPENSES:
Personnel Costs	131,445	121,110	10,335	8.5
Other Operating Expenses, Net	124,145	104,359	19,786	19.0
Provision for Lease Merchandise Write-Offs	20,160	21,957	(1,797)	(8.2)
Restructuring Expenses, Net	5,289	3,335	1,954	58.6
Separation Costs	129	540	(411)	(76.1)
Acquisition-Related Costs	1,848	3,464	(1,616)	(46.7)
	283,016	254,765	28,251	11.1

OPERATING PROFIT	12,678	30,182	(17,504)	(58.0)
Interest Expense	(4,358)	(350)	(4,008)	nmf
Other Non-Operating Income (Expense), Net	572	(927)	1,499	nmf

EARNINGS BEFORE INCOME TAXES	8,892	28,905	(20,013)	(69.2)

INCOME TAX (BENEFIT) EXPENSE	(3,906)	7,373	(11,279)	nmf

NET EARNINGS	$12,798	$21,532	$(8,734)	(40.6)
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $554.4 million during the three months ended March 31, 2023, a $98.3 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in revenues of $144.2 million in the BrandsMart segment during the first quarter of 2023. This increase was partially offset by a $43.9 million decrease in revenues in the Aaron's Business segment during the three months ended March 31, 2023, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $295.7 million during the three months ended March 31, 2023, a $10.7 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which resulted in gross profit of $35.1 million in the BrandsMart segment during the first quarter of 2023, partially offset by a $24.2 million decrease in gross profit at the Aaron's Business segment during the three months ended March 31, 2023, as discussed further in the "Segment Performance" section below.

As a percentage of total consolidated revenues, consolidated gross profit declined to 53.3% during the three months ended March 31, 2023 compared to 62.5% for the comparable period in the prior year primarily due to the increasing proportion of BrandsMart retail sales, which yields a lower profit margin than the Aaron's Business.
Operating Expenses
Personnel Costs. Personnel Costs increased by $10.3 million during the first quarter of 2023 due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $17.1 million during the first quarter of 2023, partially offset by the centralization and optimization of both store support and operational oversight functions as well as lower incentive based compensation.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
Occupancy Costs	$56,279	$45,682	$10,597	23.2
Shipping and Handling	15,847	15,253	594	3.9
Advertising Costs	12,955	10,700	2,255	21.1
Intangible Amortization	2,646	764	1,882	nmf
Professional Services	3,715	3,488	227	6.5
Bank and Credit Card Related Fees	8,101	5,562	2,539	45.6
Gains on Dispositions of Store-Related Assets, net	(823)	(4,450)	3,627	81.5
Other Miscellaneous Expenses, net	25,425	27,360	(1,935)	(7.1)
Other Operating Expenses, net	$124,145	$104,359	$19,786	19.0%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net decreased to 22.4% for the first quarter of 2023 from 22.9% in the same period in 2022.
Occupancy costs increased during the three months ended March 31, 2023 primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $10.1 million during the first quarter of 2023 as well as higher rent, maintenance and utility costs at Aaron's stores, and higher depreciation of property, plant and equipment associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives. These increases were partially offset by lower occupancy costs due to the planned net reduction of 44 Company-operated Aaron's stores during the 15-month period ended March 31, 2023.
Shipping and handling costs increased primarily due to higher fuel and distribution costs at the Aaron's Business driven by inflationary and other economic pressures during the first quarter of 2023, partially offset by softer demand during the three months ended March 31, 2023 as compared to the same period in the prior year.
Advertising costs increased primarily due to reduced vendor marketing contributions recorded as a reduction to advertising costs resulting from a shift towards brand-focused digital media advertising spend at the Aaron's Business as well as the acquisition of BrandsMart U.S.A., which resulted in additional advertising costs of $0.7 million during the first quarter of 2023, partially offset by overall lower advertising spend at the Aaron's Business during the three months ended March 31, 2023 as compared to the same period in 2022.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.
Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $3.0 million in the BrandsMart segment during the three months ended March 31, 2023.
Gains on dispositions of store-related assets, net decreased primarily due to a $3.8 million gain related to a sale and leaseback transaction of three Company-owned Aaron's store properties recorded during the three months ended March 31, 2022. There were no sale and leaseback transactions during the three months ended March 31, 2023.

Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The decrease in this category is primarily due to the receipt in January 2023 of a $3.8 million from the settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes, partially offset by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $2.7 million. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business was 5.4% for both the three months ended March 31, 2023 and 2022. During the first quarter of 2023, although a softer income tax refund season, inflation, and other economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers which resulted in lower lease renewal rates, decisioning enhancements made in 2022 also contributed to lower write-offs of lease merchandise and a lower provision for lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring activity for the three months ended March 31, 2023 resulted in expenses of $5.3 million, which were comprised of $2.2 million of severance charges primarily related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions, $1.9 million of continuing variable occupancy costs incurred related to previously closed stores and $0.9 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure. Restructuring expenses for the three months ended March 31, 2022 were $3.3 million and were primarily comprised of $1.4 million of continuing variable occupancy costs incurred related to previous closed stores, $1.4 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure and severance of $0.4 million related to reductions in store support center headcount.
Separation Costs. Separation costs recognized during the three months ended March 31, 2023 and 2022 were $0.1 million and $0.5 million, respectively, and primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards associated with the spin-off transaction (as described in the 2022 Annual Report) that occurred in 2020.
Acquisition-Related Costs. Acquisition-related costs recognized during the three months ended March 31, 2023 and 2022 were $1.8 million and $3.5 million, respectively, and primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $4.4 million for three months ended March 31, 2023 from $0.4 million for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2023 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. Interest expense for the three months ended March 31, 2022 consists primarily of commitment fees on unused balances of the Company's previous revolving credit and term loan facility, as well as the amortization of debt issuance costs.
Other non-operating income (expense), net. Other non-operating income (expense), net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.6 million and net losses of $0.9 million during the three months ended March 31, 2023 and 2022, respectively. Foreign currency remeasurement net gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended March 31, 2023 or 2022.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $3.9 million during the three months ended March 31, 2023 compared to income tax expense of $7.4 million for the same period in 2022. The effective tax rate decreased to (43.9)% for the three months ended March 31, 2023 compared to 25.5% for the same period in 2022. The net income tax benefit recognized in 2023 and resulting effective tax rate was primarily due to a deferred income tax benefit of $6.6 million generated by the remeasurement of state deferred tax assets in connection with a change in the expected state apportionment percentages related to the election to treat Aaron’s, LLC, a subsidiary of the Company, as a corporation for income tax purposes effective January 1, 2023. The Company also had a deferred income tax benefit of $0.7 million generated by the remeasurement of state deferred tax assets in connection with the BrandsMart U.S.A. acquisition.

Segment Performance – Three months ended March 31, 2023 and 2022
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
Lease Revenues and Fees	$373,795	$409,318	$(35,523)	(8.7)%
Retail Sales	8,318	12,607	(4,289)	(34.0)
Non-Retail Sales	23,935	27,827	(3,892)	(14.0)
Franchise Royalties and Fees	5,898	6,118	(220)	(3.6)
Other	187	212	(25)	(11.8)
Total Revenues - Aaron's Business	$412,133	$456,082	$(43,949)	(9.6)%
The decreases in lease revenues and fees and retail sales during the three months ended March 31, 2023 were primarily due to a smaller average lease portfolio size during the period, a lower lease renewal rate, fewer exercises of early purchase options, and lower retail sales compared to the prior year period.
E-commerce revenues, based on stores open as of March 31, 2023, increased 12.3% compared to the prior year quarter and were 17.9% and 15.2% of lease revenues (excluding BrandsMart Leasing) during the three months ended March 31, 2023 and 2022, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from Aaron's franchisees than in the first quarter of 2022. Non-retail sales also decreased by $3.9 million due to the reduction of 5 franchised Aaron's stores during the 15-month period ended March 31, 2023.
The decrease in franchise royalties and fees is primarily the result of the reduction of 5 franchised Aaron's stores during the 15-month period ended March 31, 2023.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
Gross Profit	$260,706	$284,947	$(24,241)	(8.5)%
Earnings Before Income Taxes	35,859	52,161	(16,302)	(31.3)
As a percentage of total revenues, gross profit for the Aaron's Business improved to 63.3% during the three months ended March 31, 2023 compared to 62.5% for the comparable period in 2022. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $248.4 million and $272.7 million during the three months ended March 31, 2023 and 2022, respectively, which represented a gross profit margin of 66.5% and 66.6% for the respective periods. The decline in gross profit margin is primarily driven by a lower lease renewal rate and higher levels of idle inventory in 2023 as compared to 2022, partially offset by lower exercises of early payout options.
Gross profit for retail sales for the Aaron's Business was $2.3 million and $3.5 million during the three months ended March 31, 2023 and 2022, respectively, which represented a gross profit margin of 27.5% and 27.7% for the respective periods. The decline in gross profit margin is primarily due to an unfavorable mix shift from retail sales of new merchandise to retail sales of returned merchandise during the three months ended March 31, 2023.
Gross profit for non-retail sales for the Aaron's Business was $3.9 million and $2.5 million during the three months ended March 31, 2023 and 2022, respectively, which represented a gross profit margin of 16.5% and 8.9% for the respective periods. The increase in gross margin is primarily due to a reduction in inventory costs during the first quarter of 2023 combined with pricing initiatives implemented following inventory product cost increases over the last 12 months.
Earnings before income taxes for the Aaron's Business segment decreased by $16.3 million during the three months ended March 31, 2023 primarily due to the $24.2 million decrease in gross profit, partially offset by lower personnel costs.

BrandsMart Segment Results

	Three Months Ended March 31,		Change
(In Thousands)	2023	2022	$	%
Retail Sales	$144,158	$—	$144,158	nmf
Gross Profit	35,135	—	35,135	nmf
(Losses) Before Income Taxes	(888)	—	(888)	nmf
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $144.2 million during the three months ended March 31, 2023.
Gross Profit. Gross profit for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $35.1 million during the three months ended March 31, 2023. As a percentage of revenues, gross profit for the BrandsMart segment was 24.4% during the three months ended March 31, 2023.
Losses before Income Taxes. The BrandsMart segment reported a loss before income taxes of $0.9 million during the three months ended March 31, 2023, which can be attributed to seasonality, as the first quarter of the year typically experiences the lowest sales volume compared to any other quarter.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2022 to March 31, 2023 include:
•Cash and cash equivalents increased $16.6 million to $44.3 million at March 31, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Other intangibles decreased $2.7 million due to amortization expense recognized during the three months ended March 31, 2023.
•Debt decreased $20.3 million primarily due to net repayments made on the Revolving Facility and Term Loan during the three months ended March 31, 2023. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
Liquidity and Capital Resources
General
Our primary uses of capital have historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for franchisee acquisitions. The Company also periodically repurchases common stock and pays quarterly cash dividends.
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. As of March 31, 2023, the Company had $44.3 million of cash and $307.8 million of availability under its $375.0 million unsecured credit facility (the "Credit Facility") which is further described in Note 4 to the condensed consolidated financial statements.
Cash Provided by Operating Activities
Cash provided by operating activities was $61.0 million and $29.1 million during the three months ended March 31, 2023 and 2022, respectively. The increase in operating cash flows was primarily driven by lower lease merchandise purchases and the inclusion of BrandsMart U.S.A. operating results subsequent to the April 1, 2022 acquisition date, partially offset by a lower lease renewal rate during the three months ended March 31, 2023 as inflation, a softer income tax refund season, and other economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2023.

Cash Used in Investing Activities
Cash used in investing activities was $18.1 million and $17.1 million during the three months ended March 31, 2023 and 2022, respectively. The $1.0 million increase in investing cash outflows was primarily due to $6.0 million lower proceeds from the sale of property, plant and equipment, partially offset by $4.9 million lower cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, during the three months ended March 31, 2023 compared to the prior year period.
Cash Used in Financing Activities
Cash used in financing activities was $26.3 million during the three months ended March 31, 2023 compared to cash used in financing activities of $21.3 million during the three months ended March 31, 2022. The $5.0 million increase in financing cash outflows during the three months ended March 31, 2023 was primarily due to a $10.3 million increase in net repayments of the Company's borrowings under its Revolving Facility, partially offset by $4.7 million lower outflows related to the repurchase of the Company's common stock during the three months ended March 31, 2023 compared to the prior year period.
Share Repurchases
During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock. The Company's remaining share repurchase authorization was $133.5 million as of March 31, 2023.
Dividends
In March 2023, the Board approved a quarterly dividend of $0.1250 per share, which was paid to shareholders on April 4, 2023. Aggregate dividend payments for the three months ended March 31, 2023 were $3.4 million. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of March 31, 2023, the total available credit under the $375.0 million revolving component of our Credit Facility (defined below) was $307.8 million, which reflects $50.0 million of outstanding borrowings under the Revolving Facility and approximately $17.2 million for our outstanding letters of credit.
On April 1, 2022, the Company entered into a new unsecured credit facility (the "Credit Facility") which replaced its previous $250 million unsecured credit facility dated as of November 9, 2020 (as amended, the "Previous Credit Facility") which is further described in Note 8 to the consolidated and combined financial statements of the 2022 Annual Report. The new Credit Facility provides for a $175 million Term Loan and a $375 million Revolving Facility, which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the BrandsMart U.S.A. acquisition.
Borrowings under the Revolving Facility and the Term Loan bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio (as defined in the Credit Facility agreement), or (ii) the base rate (as defined in the Credit Facility) plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans.
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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all of these covenants at March 31, 2023.

Commitments
Income Taxes
During the three months ended March 31, 2023, we received net income tax refunds of $0.1 million. Within the next nine months, we anticipate making estimated cash payments of $15.0 million for federal income taxes and $4.0 million for state income taxes.
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
As further described in Note 4 to these accompanying condensed consolidated financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At March 31, 2023, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $4.3 million, which would be due in full within 75 days of the event of default.
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.0 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment and the normalization of business trends associated with the COVID-19 pandemic.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on leases or purchase obligations, and renegotiate arrangements or enter into new arrangements. There were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in the 2022 Annual Report.
Critical Accounting Estimates
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2022 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, the Company had $222.8 million of borrowings outstanding under the Credit Facility, further described in Note 4 to the condensed consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio, or (ii) the base rate (as defined in the Credit Facility) plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
In March 2023, the Company entered into an interest rate swap agreement for an aggregate notional amount of $100.0 million with a forward effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Based on the Company’s variable-rate debt outstanding as of March 31, 2023, a hypothetical 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $1.5 million on an annualized basis.
We do not use any other significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

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
Changes in Internal Control Over Financial Reporting.
In April 2022, the Company acquired BrandsMart U.S.A. The Company is currently in the process of integrating BrandsMart into its assessment of its internal control over financial reporting. Management's assessment and conclusions on the effectiveness of our disclosure controls and procedures as of March 31, 2023 excludes an assessment of the internal control over financial reporting of BrandsMart. BrandsMart's operations represented approximately 22% and 30% of the Company's total assets and net assets, respectively, as of March 31, 2023 and 26% of the Company's total revenues for the three months ended March 31, 2023.
Other than as described above, there were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of the 2022 Annual Report. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2023 through January 31, 2023	—	—	—	$133,517,323
February 1, 2023 through February 28, 2023	—	—	—	133,517,323
March 1, 2023 through March 31, 2023	—	—	—	133,517,323
Total	—		—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	April 24, 2023	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	April 24, 2023	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)