Form 10-Q
period 2023-06-30
Aaron's Company, Inc.
filed 2023-07-31
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of July 28, 2023
Common Stock, $0.50 Par Value	30,869,006

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$38,369	$27,716
Accounts Receivable (net of allowances of $7,898 at June 30, 2023 and $8,895 at December 31, 2022)	30,198	38,191
Lease Merchandise (net of accumulated depreciation and allowances of $426,066 at June 30, 2023 and $431,092 at December 31, 2022)	636,596	693,795
Merchandise Inventories, Net	92,852	95,964
Property, Plant and Equipment, Net	265,061	267,457
Operating Lease Right-of-Use Assets	466,068	459,950
Goodwill	55,750	54,710
Other Intangibles, Net	113,269	118,528
Income Tax Receivable	10,220	5,716
Prepaid Expenses and Other Assets	110,837	96,436
Total Assets	$1,819,220	$1,858,463
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$260,851	$264,043
Deferred Tax Liabilities	87,801	87,008
Customer Deposits and Advance Payments	70,943	73,196
Operating Lease Liabilities	502,982	496,401
Debt	186,063	242,413
Total Liabilities	1,108,640	1,163,061
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at June 30, 2023 and December 31, 2022; Shares Issued: 36,619,930 at June 30, 2023 and 36,100,011 at December 31, 2022	18,310	18,050
Additional Paid-in Capital	744,015	738,428
Retained Earnings	90,548	79,073
Accumulated Other Comprehensive Loss	(197)	(1,396)
	852,676	834,155
Less: Treasury Shares at Cost
5,753,552 Shares at June 30, 2023 and 5,480,353 Shares at December 31, 2022	(142,096)	(138,753)
Total Shareholders’ Equity	710,580	695,402
Total Liabilities & Shareholders’ Equity	$1,819,220	$1,858,463
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$353,751	$386,513	$727,546	$795,831
Retail Sales	148,046	190,848	298,592	203,455
Non-Retail Sales	22,800	27,042	46,735	54,869
Franchise Royalties and Other Revenues	5,775	5,981	11,860	12,311
	530,372	610,384	1,084,733	1,066,466
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	117,400	127,772	242,541	264,436
Retail Cost of Sales	111,284	165,228	224,813	174,343
Non-Retail Cost of Sales	19,416	24,237	39,413	49,593
	248,100	317,237	506,767	488,372
GROSS PROFIT	282,272	293,147	577,966	578,094
OPERATING EXPENSES:
Personnel Costs	124,945	130,257	256,390	251,367
Other Operating Expenses, Net	121,670	136,387	245,815	240,746
Provision for Lease Merchandise Write-Offs	19,001	22,113	39,161	44,070
Restructuring Expenses, Net	4,835	5,582	10,124	8,917
Separation Costs	—	230	129	770
Acquisition-Related Costs	546	8,033	2,394	11,497
	270,997	302,602	554,013	557,367
OPERATING PROFIT (LOSSES)	11,275	(9,455)	23,953	20,727
Interest Expense	(3,910)	(2,463)	(8,268)	(2,813)
Other Non-Operating Income (Expense), Net	637	(1,556)	1,209	(2,483)
EARNINGS (LOSSES) BEFORE INCOME TAXES	8,002	(13,474)	16,894	15,431
INCOME TAX EXPENSE (BENEFIT)	1,485	(8,132)	(2,421)	(759)
NET EARNINGS (LOSSES)	$6,517	$(5,342)	$19,315	$16,190
EARNINGS (LOSSES) PER SHARE	$0.21	$(0.17)	$0.63	$0.52
EARNINGS (LOSSES) PER SHARE ASSUMING DILUTION	$0.21	$(0.17)	$0.62	$0.51
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net Earnings (Losses)	$6,517	$(5,342)	$19,315	$16,190
Other Comprehensive Income (Losses):
Unrealized Gain on Derivative Instruments, net of Tax[1]	1,685	85	695	239
Foreign Currency Translation Adjustment, net of Tax[1]	180	(346)	504	(108)
Total Other Comprehensive Income (Losses)	1,865	(261)	1,199	131
Comprehensive Income (Losses)	$8,382	$(5,603)	$20,514	$16,321
1 The Unrealized Gain on Derivative Instruments is presented net of tax expense of $0.5 million and $0.2 million for the three and six months ended June 30, 2023, respectively, and the Foreign Currency Translation Adjustment is presented net of tax expense of $0.1 million and a tax benefit of $0.3 million for the three and six months ended June 30, 2023, respectively. The tax components of the prior year amounts are insignificant.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$19,315	$16,190
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	238,783	260,507
Other Depreciation and Amortization	44,837	40,395
Provision for Lease Merchandise Write-Offs	39,161	44,070
Non-Cash Inventory Fair Value Adjustment	—	23,023
Accounts Receivable Provision	21,111	17,484
Stock-Based Compensation	5,835	6,835
Deferred Income Taxes	(6,553)	(1,644)
Impairment of Assets	1,716	6,048
Non-Cash Lease Expense	58,755	53,850
Other Changes, Net	(3,398)	(6,349)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(221,851)	(279,949)
Merchandise Inventories	3,285	(2,480)
Accounts Receivable	(13,019)	(13,189)
Prepaid Expenses and Other Assets	(6,935)	5,829
Income Tax Receivable	(4,504)	(3,144)
Operating Lease Right-of-Use Assets and Liabilities	(59,811)	(59,642)
Accounts Payable and Accrued Expenses	1,712	(33,909)
Customer Deposits and Advance Payments	(4,075)	(16,849)
Cash Provided by Operating Activities	114,364	57,076
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(41,565)	(57,687)
Proceeds from Dispositions of Property, Plant, and Equipment	4,878	10,191
Acquisition of BrandsMart U.S.A., Net of Cash Acquired	—	(266,772)
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	—	(917)
Proceeds from Other Investing-Related Activities	—	968
Cash Used in Investing Activities	(36,687)	(314,217)
FINANCING ACTIVITIES:
Repayments on Swing Line Loans, Net	(19,250)	(10,000)
Proceeds from Revolver and Term Loan	31,094	291,700
Repayments on Revolver and Term Loan	(68,281)	(4,200)
Proceeds on Inventory Loan Program, Net	—	8,121
Dividends Paid	(7,306)	(6,611)
Acquisition of Treasury Stock	(804)	(11,055)
Issuance of Stock Under Stock Option Plans	60	912
Shares Withheld for Tax Payments	(2,539)	(3,541)
Debt Issuance Costs	—	(2,758)
Cash (Used in) Provided by Financing Activities	(67,026)	262,568
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	(10)
Increase in Cash and Cash Equivalents	10,653	5,417
Cash and Cash Equivalents at Beginning of Period	27,716	22,832
Cash and Cash Equivalents at End of Period	$38,369	$28,249
    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a discussion of trends that we believe have affected our business during the periods covered by these financial statements, see Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", including the "Highlights," "Consolidated Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 1, 2023 (the "2022 Annual Report").
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
As of June 30, 2023, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below. Effective as of April 1, 2022 and in connection with the acquisition of BrandsMart U.S.A., the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs.
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
The following table presents store count by ownership type:

Stores as of June 30 (Unaudited)	2023	2022
Company-operated Aaron's Stores[1]	1,026	1,060
GenNext (included in Company-Operated)	230	171
Franchisee-operated Aaron's Stores	230	234
BrandsMart U.S.A. Stores[2]	10	10
Systemwide Stores	1,266	1,304

Company-operated Aaron's Store Types as of June 30, 2023 (Unaudited)	GenNext	Legacy	Total
Store	175	649	824
Hub	48	53	101
Showroom	7	94	101
Total	230	796	1,026
1 The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, averaging approximately 9,500 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 100,000 square feet and have been included in this table subsequent to the acquisition date of April 1, 2022.
Basis of Presentation
The financial statements as of and for the three and six months ended June 30, 2023 and comparable prior year periods are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The preparation of the Company's condensed consolidated financial statements in conformity with U.S. GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. The extent to which inflationary and other economic pressures will impact the Company's business will depend on future developments. These developments are uncertain and cannot be precisely predicted at this time. In many cases, management's estimates and assumptions are dependent on estimates of such future developments and may change in the future.
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.
Accounting Policies and Estimates
See Note 1 to the consolidated and combined financial statements in the 2022 Annual Report for an expanded discussion of accounting policies and estimates.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Earnings (Losses) Per Share
Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. The computation of earnings per share assuming dilution includes the dilutive effect of stock options, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance share units ("PSUs") and other awards issuable under the Company's 2020 Equity and Incentive Plan or employee stock purchase plan ("ESPP"), (collectively, "share-based awards"), as determined under the treasury stock method, unless the inclusion of such awards would have been anti-dilutive.
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2023	2022	2023	2022
Weighted Average Shares Outstanding	30,993	30,827	30,894	30,944
Dilutive Effect of Share-Based Awards[1]	314	—	380	546
Weighted Average Shares Outstanding Assuming Dilution	31,307	30,827	31,274	31,490
1 There was no dilutive effect of share-based awards for the three months ended June 30, 2022 due to the net loss incurred in the period.
Approximately 1.2 million weighted-average share based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2023, and 0.7 million during the six months ended June 30, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. Total advertising costs were $6.6 million and $19.6 million during the three and six months ended June 30, 2023, respectively, (three and six months ended June 30, 2022: $12.6 million and $23.3 million, respectively) and are classified within other operating expenses, net in the condensed consolidated statements of earnings. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products. The amount of cooperative advertising consideration recorded as a reduction of such advertising costs was $8.6 million and $16.1 million during the three and six months ended June 30, 2023, respectively, (three and six months ended June 30, 2022: $9.4 million and $16.4 million, respectively). The prepaid advertising asset was $4.2 million and $4.6 million at June 30, 2023 and December 31, 2022, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Accounts Receivable
Accounts receivable consist of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers), and franchisee obligations.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2023	December 31, 2022
Customers	$7,385	$9,721
Corporate	17,051	20,597
Franchisee	5,762	7,873
	$30,198	$38,191
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
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and record an allowance for these estimated losses. The estimated allowance on franchisee accounts receivable includes consideration of the financial position of each franchisee and qualitative consideration of potential losses associated with uncertainties impacting the franchisee's ability to satisfy their obligations. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated statements of earnings.
The allowance related to corporate receivables is not significant as of June 30, 2023 and December 31, 2022.
The following table shows the components of the accounts receivable allowance:

	Six Months Ended June 30,
(In Thousands)	2023	2022
Beginning Balance	$8,895	$7,163
Accounts Written Off, net of Recoveries	(22,108)	(16,761)
Accounts Receivable Provision	21,111	17,484
Ending Balance	$7,898	$7,886
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2023	2022
Bad Debt Expense (Reversal)	$25	$(203)
Provision for Returns and Uncollectible Renewal Payments	21,086	17,687
Accounts Receivable Provision	$21,111	$17,484
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2023	December 31, 2022
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$408,314	$446,923
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	228,282	246,872
Lease Merchandise, net of Accumulated Depreciation and Allowances	$636,596	$693,795
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $11.0 million and $12.9 million as of June 30, 2023 and December 31, 2022, respectively.
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
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary and other economic pressures in the current macroeconomic environment and the normalization of business trends associated with the effects of the COVID-19 pandemic on our customers. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated statements of earnings. The Company writes off lease merchandise on lease agreements, excluding lease agreements for its BrandsMart Leasing operations, that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off lease merchandise on lease agreements for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.
The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2023	2022
Beginning Balance	$13,894	$12,339
Merchandise Written off, net of Recoveries	(39,181)	(43,140)
Provision for Write-offs	39,161	44,070
Ending Balance	$13,874	$13,269
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	June 30, 2023	December 31, 2022
Merchandise Inventories, gross	$93,773	$96,945
Reserve for Merchandise Inventories	(921)	(981)
Merchandise Inventories, net	$92,852	$95,964
The following table shows the components of the reserve for merchandise inventories:

Six Months Ended
(In Thousands)	June 30, 2023
Beginning Balance	$981
Merchandise Written off	—
Provision for Write-offs	(60)
Ending Balance[1]	$921
1 There were no significant markdown provisions recorded during the three and six months ended June 30, 2022.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2023	December 31, 2022
Prepaid Expenses	$19,159	$20,218
Insurance Related Assets	31,505	25,103
Company-Owned Life Insurance	14,633	13,443
Assets Held for Sale	1,113	1,857
Deferred Tax Assets	23,686	16,277
Other Assets[1]	20,741	19,538
	$110,837	$96,436
1 Amounts as of June 30, 2023 and December 31, 2022 included restricted cash of $1.6 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
Sale-Leaseback Transactions
During the six months ended June 30, 2022, the Company entered into two sale and leaseback transactions related to five Company-owned Aaron's store properties for a total sales price of $9.0 million, $5.7 million of which was received during the six months ended June 30, 2022. Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows. The Company recognized gains of $1.9 million and $5.7 million associated with these transactions during the three and six months ended June 30, 2022, respectively, which was classified within other operating expenses, net in the condensed consolidated statements of earnings. As of June 30, 2022 proceeds of $3.3 million related to such transactions remained outstanding and were received during the third quarter of 2022.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Instruments
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with an effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Under the terms of the agreement, the Company will receive a floating interest rate based on 1-month Chicago Mercantile Exchange ("CME") Term Secured Overnight Financing Rate ("SOFR") and pay a fixed interest rate of 3.87% on the notional amount. The Company has accounted for the interest rate swap as a cash flow hedge instrument in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). Accordingly, the effective portion of the gains and losses associated with the changes in the fair value of the cash flow hedge instrument are recognized as a component of accumulated other comprehensive loss in the Company's condensed consolidated balance sheets. Such amounts are reclassified into earnings in the same period during which the cash flow hedging instrument affects earnings. As of June 30, 2023, the facts and circumstances of the hedged relationship remain consistent with the initial effectiveness assessment and the hedging instrument remains an effective accounting hedge.
The fair value of the hedge as of June 30, 2023 was an asset of $1.0 million, and has been recorded within prepaid expenses and other assets in the Company's condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company reclassified $0.2 million of net losses from accumulated other comprehensive loss to interest expense. See Note 3 to these condensed consolidated financial statements for further information regarding the fair value determination of the Company's interest rate swap agreement. Derivative instruments in place during the prior year were not significant.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2023	December 31, 2022
Accounts Payable	$108,314	$106,966
Estimated Claims Liability Costs	60,790	58,549
Accrued Salaries and Benefits	34,779	33,932
Accrued Real Estate and Sales Taxes	23,390	24,030
Other Accrued Expenses and Liabilities	33,578	40,566
	$260,851	$264,043
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
The acquisition of BrandsMart U.S.A. in the second quarter of 2022 resulted in the recognition of approximately $55.8 million of goodwill, inclusive of measurement period adjustments further described in Note 2 to these condensed consolidated financial statements. Of this amount, $29.2 million was assigned to the BrandsMart reporting unit and $26.5 million was assigned to the BrandsMart Leasing reporting unit. The following table provides information related to the carrying amount of goodwill by operating segment.

(In Thousands)	Aaron's Business	BrandsMart	BrandsMart Leasing	Total
Balance at December 31, 2022	$—	$28,193	$26,517	$54,710
Acquisitions	—	—	—	—
Acquisition Accounting Adjustments	—	1,040	—	1,040
Impairment Loss	—	—	—	—
Balance at June 30, 2023	$—	$29,233	$26,517	$55,750
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an interim impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company determined that there were no events that occurred or circumstances that changed during the six months ended June 30, 2023 that would more likely than not reduce the fair value of its reporting units below their carrying amount.
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
Acquisition-Related Costs
Acquisition-related costs of $0.5 million and $2.4 million were incurred during the three and six months ended June 30, 2023, and Acquisition-related costs of $8.0 million and $11.5 million were incurred during the three and six months ended 2022. These primarily represent internal control readiness third-party consulting, banking and legal expenses and retention bonuses associated with the acquisition of BrandsMart U.S.A. completed April 1, 2022.
Related Party Transactions with the Sellers of BrandsMart U.S.A.
Effective as of the BrandsMart U.S.A. acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A., including Michael Perlman, who was employed by the Company for a short period following the acquisition. While Mr. Perlman is no longer employed by the Company as of December 31, 2022, the Company intends to continue its treatment of the lease agreements as potential related party transactions under the Company’s Related Party Transactions Policy until December 2023. The agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The Company recorded these leases within operating lease right-of-use assets and operating lease liabilities in the Company's condensed consolidated balance sheets. The six operating leases have aggregate annual rental payments of approximately $10.0 million and are considered to be above market. The value of the off-market element of the lease agreements was included as a component of the consideration transferred to the sellers of BrandsMart U.S.A. and was recognized as a reduction to the operating lease right-of-use-asset. The total amounts paid to the sellers of BrandsMart U.S.A. during the three and six months ended June 30, 2023 related to real estate activities, including rental payments, maintenance and taxes, were approximately $3.2 million and $6.5 million, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(5,480)	$(138,753)	36,100	$18,050	$738,428	$79,073	$(1,396)	$695,402
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,966)	—	(3,966)
Stock-Based Compensation	—	—	—	—	2,874	—	—	2,874
Issuance of Shares under Equity Plans	(207)	(2,539)	496	248	(248)	—	—	(2,539)
Net Earnings	—	—	—	—	—	12,798	—	12,798
Unrealized (Loss) on Derivative Instruments, net of tax	—	—	—	—	—	—	(990)	(990)
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	324	324
Balance, March 31, 2023	(5,687)	$(141,292)	36,596	$18,298	$741,054	$87,905	$(2,062)	$703,903
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,874)	—	(3,874)
Stock-Based Compensation	—	—	—	—	2,913	—	—	2,913
Issuance of Shares under Equity Plans	—	—	24	12	48	—	—	60
Acquisition of Treasury Stock	(66)	(804)	—	—	—	—	—	(804)
Net Earnings	—	—	—	—	—	6,517	—	6,517
Unrealized Gain on Derivative Instruments, net of tax	—	—	—	—	—	—	1,685	1,685
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	180	180
Balance, June 30, 2023	(5,753)	$(142,096)	36,620	$18,310	$744,015	$90,548	$(197)	$710,580

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$724,384	$98,546	$(739)	$718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,584)	—	(3,584)
Stock-Based Compensation	—	—	—	—	3,611	—	—	3,611
Issuance of Shares Under Equity Plans	(163)	(3,541)	410	205	(153)	—	—	(3,489)
Acquisition of Treasury Stock	(262)	(5,720)	—	—	—	—	—	(5,720)
Net Earnings	—	—	—	—	—	21,532	—	21,532
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	154	154
Foreign Currency Translation Adjustment	—	—	—	—	—	—	238	238
Balance, March 31, 2022	(5,005)	$(131,065)	35,969	$17,984	$727,842	$116,494	$(347)	$730,908
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,541)	—	(3,541)
Stock-Based Compensation	—	—	—	—	3,224	—	—	3,224
Issuance of Shares Under Equity Plans	—	—	68	35	825	—	—	860
Acquisition of Treasury Stock	(255)	(5,335)	—	—	—	—	—	(5,335)
Net Loss	—	—	—	—	—	(5,342)		(5,342)
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	85	85
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(346)	(346)
Balance, June 30, 2022	(5,260)	$(136,400)	36,037	$18,019	$731,891	$107,611	$(608)	$720,513
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
The fair values of the Company's assets and liabilities as of June 30, 2023 and December 31, 2022 are further described in Note 3 to these condensed consolidated financial statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the six months ended June 30, 2023 and June 30, 2022 are summarized below:

	Six Months Ended June 30, 2023
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2022	$(17)	$(1,379)	$(1,396)
Other Comprehensive Income, net of Tax	695	504	1,199
Balance at June 30, 2023	$678	$(875)	$(197)

	Six Months Ended June 30, 2022
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2021	$—	$(739)	$(739)
Other Comprehensive Income (Loss), net of Tax	239	(108)	131
Balance at June 30, 2022	$239	$(847)	$(608)
Recent Accounting Pronouncements
There were no new accounting standards that had a material impact on the Company’s condensed consolidated financial statements during the six months ended June 30, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of June 30, 2023 that the Company expects to have a material impact on its condensed consolidated financial statements.
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
The BrandsMart U.S.A. acquisition has been accounted for as a business combination, and the BrandsMart results of operations are included in the Company's results of operations from the April 1, 2022 acquisition date. BrandsMart contributed revenues of $143.8 million and $287.9 million during the three and six months ended June 30, 2023, and $181.4 million during the three and six months ended June 30, 2022, respectively. BrandsMart also contributed net earnings of $1.1 million and $0.2 million during the three and six months ended June 30, 2023, and net losses of $15.9 million during the three and six months ended June 30, 2022, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition Accounting
The consideration transferred and the estimated fair values of the assets acquired and liabilities assumed in the BrandsMart U.S.A. acquisition as of the April 1, 2022 acquisition date are as follows:

(In Thousands)	Preliminary Amounts Recognized as of Acquisition Date[1]	2023 Measurement Period Adjustments[2]	Final Amounts Recognized as of Acquisition Date
Cash Consideration to BrandsMart U.S.A.	$230,000	$—	$230,000
Acquired Cash	15,952	—	15,952
Estimated Excess Working Capital, net of Cash	35,599	—	35,599
Non-Cash Off-Market Lease Agreement[3]	6,823	—	6,823
Aggregate Consideration Transferred	288,374	—	288,374
Total Purchase Consideration, Net of Cash Acquired	272,422	—	272,422

Estimated Fair Value of Identifiable Assets Acquired and Liabilities Assumed
Accounts Receivable	4,310	—	4,310
Merchandise Inventories	124,064	173	124,237
Property, Plant and Equipment	22,053	(1,361)	20,692
Operating Lease Right-of-Use Assets	160,210	—	160,210
Other Intangibles[4]	122,950	—	122,950
Prepaid Expenses and Other Assets[5]	9,049	(80)	8,969
Total Identifiable Assets Acquired	442,636	(1,268)	441,368
Accounts Payable and Accrued Expenses	25,340	(2,050)	23,290
Customer Deposits and Advance Payments	25,332	1,822	27,154
Operating Lease Liabilities	158,712	—	158,712
Debt	15,540	—	15,540
Total Liabilities Assumed	224,924	(228)	224,696
Net Assets Acquired	217,712	(1,040)	216,672
Goodwill[6]	54,710	1,040	55,750
Total Estimated Fair Value of Net Assets Acquired	$272,422	$—	$272,422
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
The Company incurred $0.5 million and $2.4 million, and $8.0 million and $11.5 million of transaction costs during the three and six months ended June 30, 2023, and June 30, 2022, respectively, in connection with the acquisition of BrandsMart U.S.A. These costs were included within "Acquisition-Related Costs" in the condensed consolidated statements of earnings. Acquisition-Related Costs that will affect the Company's income statement throughout the remainder of 2023 are not expected to be material.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of BrandsMart U.S.A. had occurred on January 1, 2021, compared to actual, historical results.

(Unaudited)	Three Months Ended June 30, 2022
(In Thousands)	As Reported	Pro Forma Combined Results
Revenues	$610,384	$610,384
(Losses) Earnings Before Income Taxes	(13,474)	17,609
Net (Losses) Earnings	$(5,342)	$17,908

(Unaudited)	Six Months Ended June 30, 2022
(In Thousands)	As Reported	Pro Forma Combined Results
Revenues	$1,066,466	$1,239,237
Earnings Before Income Taxes	15,431	53,053
Net Earnings	$16,190	$44,068
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
The unaudited pro forma combined financial information for the three and six months ended June 30, 2022 includes adjustments to, among other things, record depreciation expense, amortization expense and income taxes based upon the fair value allocation of the purchase price to BrandsMart U.S.A.'s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense on the additional debt incurred by the Company to fund the acquisition and personnel costs incurred related to the acquisition are also included in the unaudited pro forma combined information as if the BrandsMart U.S.A. acquisition had occurred on January 1, 2021 for the pro forma three and six months ended June 30, 2022.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value of the Company's current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of June 30, 2023 and December 31, 2022 were subject to a variable interest rate. Therefore, the fair value of these borrowings also approximates its carrying value. Debt borrowings are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, property, plant, and equipment and assets held for sale, in connection with periodic evaluations for potential impairment.
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(10,015)	$—	$—	$(8,621)	$—
Interest Rate Swap Asset (Liability)	$—	$980	$—	$—	$—	$—
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
In March 2023, the Company entered into an interest rate swap agreement for an aggregate notional amount of $100.0 million which is further described in Note 1 to these condensed consolidated financial statements. The fair value of the interest rate swap agreement is derived by using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity and uses observable market-based inputs, including interest rate curves. The fair value associated with the interest rate swap is recorded within prepaid expenses and other assets (when the resulting fair value is an asset) or accounts payable and accrued expenses (when the resulting fair value is a liability) within the Company's condensed consolidated balance sheets.
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$1,113	$—	$—	$1,857	$—
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	June 30, 2023	December 31, 2022
Revolving Facility	$15,000	$69,250
Term Loan, Due in Installments through April 2027[1]	171,063	173,163
Total Debt	186,063	242,413
Less: Current Maturities	4,375	23,450
Long-Term Debt	$181,688	$218,963
1 Includes unamortized debt issuance costs of $0.7 million and $0.7 million as of June 30, 2023 and December 31, 2022. The Company has included $2.5 million and $2.9 million of debt issuance costs as of June 30, 2023 and December 31, 2022, respectively, related to the new and previous revolving credit facility, within prepaid expenses and other assets in the condensed consolidated balance sheets.
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
On April 1, 2022, the Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. As of June 30, 2023, $171.7 million and $15.0 million remained outstanding under the Term Loan and Revolving Facility, respectively, compared to $173.9 million and $69.3 million outstanding at December 31, 2022. Amounts outstanding under the letters of credit, which reduce availability under the Revolving Facility, were $19.0 million and $17.3 million as of June 30, 2023 and December 31, 2022, respectively.
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
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all covenants under the Credit Facility at June 30, 2023.
NOTE 5. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Lease Revenues and Fees	$353,751	$386,513	$727,546	$795,831
Retail Sales	148,046	190,848	298,592	203,455
Non-Retail Sales	22,800	27,042	46,735	54,869
Franchise Royalties and Fees	5,588	5,792	11,486	11,910
Other	187	189	374	401
Total Revenues[1]	$530,372	$610,384	$1,084,733	$1,066,466
1 Includes revenues from Canadian operations of $4.3 million and $8.7 million during the three and six months ended June 30, 2023, respectively, (three and six months ended June 30, 2022: $4.8 million and $9.7 million, respectively), which are primarily lease revenues and fees.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three and six months ended June 30, 2023 and 2022. Included in lease revenues and fees above, the Company had $6.2 million and $12.5 million of other revenue during the three and six months ended June 30, 2023, respectively, (three and six months ended June 30, 2022: $7.0 million and $14.0 million, respectively) within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above. Lease revenues and fees are recorded within lease revenues and fees in the accompanying condensed consolidated statements of earnings.
Retail Sales
All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2023 and 2022.
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
Retail sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of June 30, 2023 was $2.4 million and $3.2 million, respectively, compared to $3.0 million and $4.0 million as of December 31, 2022, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
Additional protection plans can be purchased by BrandsMart U.S.A. customers that provides extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions within retail sales in the accompanying condensed consolidated statements of earnings on a net basis.
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2023 and 2022.
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
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.4 million and $9.2 million during the three and six months ended June 30, 2023, respectively (three and six months ended June 30, 2022: $4.6 million and $9.5 million, respectively), is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of earnings.
NOTE 6. COMMITMENT AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its Aaron's franchisees under a franchise loan program (the "Franchise Loan Facility") as described in further detail in Note 4 to these condensed consolidated financial statements. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, the Company could incur losses that could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees.
The Company entered into a new Franchise Loan Facility agreement on April 1, 2022, which reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million. At June 30, 2023, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $4.5 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 4 to these condensed consolidated financial statements. At June 30, 2023, the Company was in compliance with all covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.0 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively. The balances at June 30, 2023 and December 31, 2022 included qualitative consideration of potential losses associated with uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment.
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
The Company had accrued $0.4 million and $2.7 million at June 30, 2023 and December 31, 2022, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to strengthen operational efficiencies and reduce the Company’s overall costs. Management believes that this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center logistics competencies. Since initiation, the program has resulted in the closure or consolidation of 29 Company-operated Aaron's stores. This program also includes the hub and showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $1.6 million and $4.4 million during the three and six months ended June 30, 2023. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of professional advisory fees in the three months ended June 30, 2023 and severance charges in the three months ended March 31, 2023, primarily related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions. Throughout the six months ended June 30, 2023 we also incurred continuing variable occupancy costs related to closed stores, operating lease right-of-use asset impairment charges and fixed asset impairment charges.
Since inception of the operational efficiency and optimization restructuring program, the Company has incurred charges of $16.0 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in store support center and field support staff headcount.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 232 Company-operated Aaron's stores during 2020, 2021, 2022 and the first six months of 2023. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of June 30, 2023, we have identified approximately 30 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close during the remainder of 2023.
Total net restructuring expenses under the real estate repositioning and optimization restructuring program were $3.3 million and $5.7 million during the three and six months ended June 30, 2023. Restructuring expenses were recorded within the Unallocated Corporate category of segment reporting and were comprised mainly of continuing variable occupancy costs

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
incurred related to closed stores and operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $67.3 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes restructuring charges for the three and six months ended June 30, 2023 and 2022, respectively, under the Company's restructuring programs:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Right-of-Use Asset Impairment	$861	$3,158	$1,635	$4,336
Operating Lease Charges[1]	2,712	922	4,620	2,364
Fixed Asset Impairment	58	1,206	180	1,451
Severance[2]	(372)	—	1,830	418
Other Expenses[3]	1,576	266	1,859	380
Net Losses (Gain) on Sale of Store Properties and Related Assets	—	30	—	(32)
Total Restructuring Expenses, Net	$4,835	$5,582	$10,124	$8,917
1 Includes an accrual of $1.4 million for deferred maintenance on previously restructured properties.
2 During the three months ended June 30, 2023, the Company had a partial reversal of severance charges that were originally estimated in connection with the Company's January 2023 headcount reduction.
3 Includes professional advisory fees and net gains related to the sale of store properties and related assets.
The following table summarizes the activity for the six months ended June 30, 2023 and the corresponding accrual balance as of June 30, 2023 for the restructuring programs:

(In Thousands)	Severance	Operating Lease Charges[1,2]	Professional Advisory Fees
Balance at January 1, 2023	$695	$2,200	$1,032
Restructuring Charges (Reversals)	1,830	1,409	1,440
Payments	(2,525)	(2,200)	(1,845)
Balance at June 30, 2023	$—	$1,409	$627
1 Operating lease charge liabilities outstanding at January 1, 2023 represent expenses related to a real estate-related settlement which remained payable at December 31, 2022 and was subsequently paid during the first quarter of 2023.
2 Operating lease charges payable at June 30, 2023 relate to accrued maintenance charges at various properties vacated in conjunction with the restructuring programs discussed herein. These liabilities are included within accounts payable and accrued expenses in the condensed consolidated balance sheets.
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
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

	Three Months Ended June 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$353,751	$—	$—	$353,751
Retail Sales	6,615	143,776	(2,345)	148,046
Non-Retail Sales	22,800	—	—	22,800
Franchise Royalties and Fees	5,588	—	—	5,588
Other	187	—	—	187
Total Revenues	$388,941	$143,776	$(2,345)	$530,372

	Three Months Ended June 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$246,839	$35,569	$—	$(136)	$282,272
Earnings (Losses) Before Income Taxes	30,840	1,083	(23,833)	(88)	8,002
Depreciation and Amortization[2]	18,655	3,390	222	—	22,267
Capital Expenditures	15,629	4,293	1,434	—	21,356
1 The losses before income taxes for the Unallocated Corporate category during the three months ended June 30, 2023 was impacted by restructuring charges of $4.8 million, and BrandsMart U.S.A. acquisition-related costs of $0.5 million.
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
2 The losses before income taxes for the Unallocated Corporate category during the three months ended June 30, 2022 was impacted by BrandsMart U.S.A. acquisition-related costs of $8.0 million, restructuring charges of $5.6 million and separation-related costs of $0.2 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Six months ended June 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$727,546	$—	$—	$727,546
Retail Sales	14,933	287,934	(4,275)	298,592
Non-Retail Sales	46,735	—	—	46,735
Franchise Royalties and Fees	11,486	—	—	11,486
Other	374	—	—	374
Total Revenues	$801,074	$287,934	$(4,275)	$1,084,733

	Six months ended June 30, 2023
(In Thousands)	Aaron's Business[1]	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$507,545	$70,704	$—	$(283)	$577,966
Earnings (Losses) Before Income Taxes	66,699	195	(49,804)	(196)	16,894
Depreciation and Amortization[3]	37,358	7,035	444	—	44,837
Capital Expenditures	33,658	5,209	2,698	—	41,565
1 The earnings before income taxes for the Aaron's Business during the six months ended June 30, 2023 includes a $3.8 million receipt from the settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2 The losses before income taxes for the Unallocated Corporate category during the six months ended June 30, 2023 was impacted by restructuring charges of $10.1 million, BrandsMart U.S.A. acquisition-related costs of $2.4 million, and separation-related costs of $0.1 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Six months ended June 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$795,831	$—	$—	$795,831
Retail Sales	23,316	181,442	(1,303)	203,455
Non-Retail Sales	54,869	—	—	54,869
Franchise Royalties and Fees	11,910	—	—	11,910
Other	401	—	—	401
Total Revenues	$886,327	$181,442	$(1,303)	$1,066,466

	Six months ended June 30, 2022
(In Thousands)	Aaron's Business	BrandsMart[1]	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$555,558	$22,875	$—	$(339)	$578,094
Earnings (Loss) Before Income Taxes	81,681	(15,919)	(49,992)	(339)	15,431
Depreciation and Amortization[3]	36,265	3,368	761	—	40,394
Capital Expenditures	53,235	659	3,793	—	57,687
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include factors such as (i) factors impacting consumer spending, including the current inflationary environment, general macroeconomic conditions and rising interest rates; (ii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as described in the 2022 Annual Report) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iii) the failure of that separation to qualify for the expected tax treatment; (iv) the risk that the Company may fail to realize the benefits expected from the acquisition of BrandsMart U.S.A., including projected synergies; (v) risks related to the disruption of management time from ongoing business operations due to the BrandsMart U.S.A. acquisition; (vi) failure to promptly and effectively integrate the BrandsMart U.S.A. acquisition; (vii) the effect of the BrandsMart U.S.A. acquisition on our ongoing results and businesses and on the ability of Aaron's and BrandsMart to retain and hire key personnel or maintain relationships with suppliers; (viii) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (ix) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (x) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (xi) risks associated with the challenges faced by our business, including the commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xiii) financial challenges faced by our franchisees; (xiv) increases in lease merchandise write-offs; (xv) the availability and prices of supply chain resources, including products and transportation; (xvi) business disruptions due to political or economic instability due to the ongoing conflict between Russia and Ukraine; and (xvii) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). Statements in this Quarterly Report that are “forward-looking” include without limitation statements about: (i) the execution of our key strategic priorities; (ii) the growth and other benefits we expect from executing those priorities; (iii) our financial performance outlook; and (iv) the Company’s goals, plans, expectations, and projections regarding the expected benefits of the BrandsMart acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this news release. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2022 Annual Report.
Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of June 30, 2023, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
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
Since initiation, the program has resulted in the closure, consolidation, or relocation of 232 Company-operated Aaron's stores during 2020, 2021, 2022 and the first six months of 2023. This program also resulted in the closure of one administrative store support building and further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During the second quarter of 2023, the Company opened 8 new GenNext locations. Combined with the 222 locations open at the beginning of the quarter, total GenNext stores contributed approximately 28.0% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the six months ended June 30, 2023. As of June 30, 2023, we have identified approximately 30 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close during the remainder of 2023. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.

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
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $67.3 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses due to new stores identified for closure and continuing variable occupancy costs related to closed stores, which could be partially offset if we are able to negotiate future early buyouts of leases with landlords.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated an operational efficiency and optimization restructuring program intended to reduce the Company’s overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 29 Company-operated Aaron's stores during the six months ended June 30, 2023. This program also includes the hub and showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $4.4 million during the six months ended June 30, 2023. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of severance charges primarily related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions, professional advisory fees, continuing variable occupancy costs incurred related to closed stores, operating lease right-of-use asset impairment charges and fixed asset impairment charges.
Since inception of the operational efficiency and optimization restructuring program, the Company has incurred charges of $16.0 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in store support center and field support staff headcount.
COVID-19 Pandemic and Legislative Relief
Our business has been, and may in the future be, impacted by the ongoing or renewed impacts of COVID-19 or any related pandemic or health crisis.
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020, the Consolidated Appropriations Act on December 27, 2020, and the American Rescue Plan Act of 2021 ("American Rescue Plan") on March 11, 2021. The Company utilized tax relief options available to the Company under the CARES Act. including, among other items, the deferral of $16.5 million in payroll taxes, which generally applied to Social Security taxes otherwise due. The Company was required to pay 50% of the tax deferral prior to December 31, 2021 and paid the remaining 50% in December 2022. As of June 30, 2023, the Company has no remaining liability for payroll taxes deferred under the CARES Act.

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
Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including inflation, rising interest rates, the slowing of consumer demand, labor shortages, and business disruptions due to the ongoing conflict between Russia and Ukraine, on all aspects of our business. We anticipate that demanding market conditions will continue throughout the remainder of 2023 and into 2024, including elevated levels of inflation. We anticipate that these headwinds will be partially mitigated by our cost cutting and real estate repositioning and optimization strategies further described above.
The following summarizes significant financial highlights from the three months ended June 30, 2023:
•Consolidated revenues were $530.4 million in the second quarter of 2023, a decrease of 13.1% compared to the second quarter of 2022.
•Total revenues for the Aaron's Business were $388.9 million in the second quarter of 2023 compared to $430.2 million in the second quarter of 2022, a decrease of 9.6%. This decrease is primarily driven by a lower lease portfolio size during the quarter, lower lease renewal rate, lower exercise of early purchase options and lower retail sales.
•The lease portfolio, excluding BrandsMart Leasing, began 2023 at $126.5 million, down 7.2% compared to the beginning of 2022, and ended the second quarter of 2023 at $119.6 million, down 8.6% compared to the second quarter of 2022.
•E-commerce revenues for the Aaron's Business, increased 5.5% compared to the prior year quarter and were 17.9% and 15.4% of lease revenues (excluding BrandsMart Leasing) during the three months ended June 30, 2023 and 2022, respectively. E-commerce revenues for BrandsMart decreased by 29.1% during the three months ended June 30, 2023 compared to the prior year quarter and were 8.1% and 9.0% of total product revenues during the three months ended June 30, 2023 and 2022, respectively.
•During the second quarter of 2023, the Company opened 8 new GenNext locations. Combined with the 222 GenNext locations open at the beginning of the quarter, total GenNext stores contributed approximately 29.3% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended June 30, 2023.
•Earnings before income taxes were $8.0 million in the second quarter of 2023 compared to losses before income taxes of $13.5 million in the second quarter of 2022. Earnings before income taxes for the second quarter of 2023 were negatively impacted by restructuring charges of $4.8 million and BrandsMart U.S.A. acquisition-related costs of $0.5 million. Losses before income taxes for the second quarter of 2022 were negatively impacted by BrandsMart acquisition-related costs of $8.0 million, restructuring charges of $5.6 million, and separation-related costs of $0.2 million. Additionally, the second quarter 2022 results for the BrandsMart segment reflect a $23.0 million one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories.
•Net earnings for the second quarter of 2023 were $6.5 million compared to net losses of $5.3 million in the prior year period. Diluted earnings per share for the second quarter of 2023 were $0.21 compared with diluted losses per share of $0.17 in the prior year period.

•Cash provided by operating activities exceeded cash used in investing activities, resulting in a reduction in debt of $36.1 million and $56.4 million for the three and six months ended June 30, 2023, respectively, while also increasing cash by $10.7 million year to date.
Key Metrics
Aaron's Business
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month, primarily as a result of customer agreements that reach full ownership, customer early purchase option exercises, lease merchandise returns, and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the second quarter of 2023 with a lease portfolio size for all Company-operated Aaron's stores of $119.6 million, a decrease of 8.6% compared to the lease portfolio size as of June 30, 2022.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the lease revenues collected or renewed related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the second quarter of 2023 was 88.2%, compared to 88.5% in the second quarter of 2022.
BrandsMart
Comparable Sales. We believe that changes in comparable sales is a key performance indicator for the BrandsMart operating segment as it provides management insight into the performance of existing stores and e-commerce business by measuring the change in sales for a particular period over the comparable prior period. Comparable sales includes retail sales generated at BrandsMart stores (including retail sales to BrandsMart Leasing), e-commerce sales initiated on the website or app, credit card revenues, warranty revenue, gift card breakage, and sales of merchandise to wholesalers and dealers, as applicable. Comparable sales excludes service center related revenues.
For the three month period ended June 30, 2023 BrandsMart comparable sales decreased 20.9%. We calculated this amount by comparing BrandsMart retail sales for the comparable period in 2022 for all BrandsMart stores open for the entire 15-month period ended June 30, 2023 as well as the remaining revenue components noted above.
Comparable sales for the six month period ended June 30, 2023 have not been provided, as a comparable period was not included in the prior period consolidated results as of June 30, 2022, due to the completion of the BrandsMart acquisition on April 1, 2022.
Seasonality
Our revenue mix for the Aaron's Business is moderately seasonal. The first quarter of each year generally has higher lease renewal rates and corresponding lease revenues than any other quarter. Our customers also more frequently exercise the early purchase option on their existing lease agreements or purchase merchandise during the first quarter of the year. We believe that each of these trends is primarily due to the receipt by our customers in the first quarter of federal and state income tax refunds. In addition, lease portfolio size typically increases gradually in the fourth quarter as a result of the holiday season. We expect these trends to continue in future periods.
Due to the seasonality of the Aaron's Business, as well as the extent of the impact of inflationary and other economic pressures on our customers, results for any quarter or period are not necessarily indicative of the results that may be achieved for any interim period or a full fiscal year.
Similarly, the BrandsMart business generates the highest quarterly revenues during the fourth quarter of each year which includes the holiday shopping season. Due to such seasonality, in addition to inflationary and other economic pressures, results for any quarter or period are not necessarily indicative of the results that may be achieved for any interim period or a full fiscal year.

Key Components of Earnings (Losses) Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. The financial statements for the three and six months ended June 30, 2023 and comparable prior year periods are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
For the three and six months ended June 30, 2023 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings (losses) before income taxes were as follows:
Revenues. We separate our total revenues into four components: (a) lease revenues and fees; (b) retail sales (c) non-retail sales; and (d) franchise royalties and other revenues. Lease revenues and fees primarily include all revenues derived from lease agreements at both our Aaron's and BrandsMart Leasing brands and fees from our Aaron's Club program. Lease revenues and fees are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Retail sales primarily include the sale of merchandise inventories from our BrandsMart operations and the related warranty revenues, as well as the sale of both new and pre-leased merchandise from our Company-operated Aaron's stores. Like many retailers, this business is seasonal with the highest quarterly revenues generated in the fourth quarter due to the holiday season. Non-retail sales primarily represent new merchandise sales to our Aaron's franchisees and, to a lesser extent, sales of Woodhaven manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing Company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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

Restructuring Expenses, Net. Restructuring expenses, net are primarily comprised of professional advisory fees, severance charges, closed store operating lease right-of-use asset impairment and operating lease charges and fixed asset impairment charges. Such costs are recorded within the Unallocated Corporate category of segment reporting. Refer to Note 7 of the accompanying condensed consolidated financial statements for further discussion of restructuring expenses, net.
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

Consolidated Results of Operations – Three months ended June 30, 2023 and 2022

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$353,751	$386,513	$(32,762)	(8.5)%
Retail Sales	148,046	190,848	(42,802)	(22.4)
Non-Retail Sales	22,800	27,042	(4,242)	(15.7)
Franchise Royalties and Other Revenues	5,775	5,981	(206)	(3.4)
	530,372	610,384	(80,012)	(13.1)
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	117,400	127,772	(10,372)	(8.1)
Retail Cost of Sales	111,284	165,228	(53,944)	(32.6)
Non-Retail Cost of Sales	19,416	24,237	(4,821)	(19.9)
	248,100	317,237	(69,137)	(21.8)
GROSS PROFIT	282,272	293,147	(10,875)	(3.7)
Gross Profit %	53.2%	48.0%

OPERATING EXPENSES:
Personnel Costs	124,945	130,257	(5,312)	(4.1)
Other Operating Expenses, Net	121,670	136,387	(14,717)	(10.8)
Provision for Lease Merchandise Write-Offs	19,001	22,113	(3,112)	(14.1)
Restructuring Expenses, Net	4,835	5,582	(747)	(13.4)
Separation Costs	—	230	(230)	(100.0)
Acquisition-Related Costs	546	8,033	(7,487)	(93.2)
	270,997	302,602	(31,605)	(10.4)

OPERATING PROFIT (LOSSES)	11,275	(9,455)	20,730	nmf
Interest Expense	(3,910)	(2,463)	(1,447)	(58.7)
Other Non-Operating Income (Expense), Net	637	(1,556)	2,193	140.9

EARNINGS (LOSSES) BEFORE INCOME TAXES	8,002	(13,474)	21,476	nmf

INCOME TAX EXPENSE (BENEFIT)	1,485	(8,132)	9,617	118.3

NET EARNINGS (LOSSES)	$6,517	$(5,342)	$11,859	nmf
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $530.4 million during the three months ended June 30, 2023, an $80.0 million decrease compared to the prior year period. This decrease was driven by a $41.3 million decrease in revenues in the Aaron's Business segment and a $37.7 million decrease in revenue at the BrandsMart segment during the three months ended June 30, 2023, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $282.3 million during the three months ended June 30, 2023, a $10.9 million decrease compared to the prior year period. This decrease was primarily driven by a $23.8 million decrease in gross profit at the Aaron's Business segment, partially offset by a $12.7 million increase in gross profit at the BrandsMart segment during the three months ended June 30, 2023, as discussed further in the "Segment Performance" section below. Gross profit for the BrandsMart segment during the three months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
As a percentage of total consolidated revenues, consolidated gross profit increased to 53.2% during the three months ended June 30, 2023 compared to 48.0% for the comparable period in the prior year primarily due to the non-cash charge described above offset by the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues.

Operating Expenses
Personnel Costs. Personnel Costs decreased by $5.3 million during the second quarter of 2023 due primarily to the centralization and optimization of both store support and operational oversight functions at the Aaron's Business and the optimization of labor in the BrandsMart stores, partially offset by higher incentive based compensation.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Occupancy Costs	$55,778	$56,803	$(1,025)	(1.8)%
Shipping and Handling	16,770	20,717	(3,947)	(19.1)
Advertising Costs	6,613	12,645	(6,032)	(47.7)
Intangible Amortization	2,595	2,878	(283)	(9.8)
Professional Services	3,867	5,356	(1,489)	(27.8)
Bank and Credit Card Related Fees	7,936	8,535	(599)	(7.0)
Gains on Dispositions of Store-Related Assets, net	(1,412)	(2,717)	1,305	48.0
Other Miscellaneous Expenses, net	29,523	32,170	(2,647)	(8.2)
Other Operating Expenses, net	$121,670	$136,387	$(14,717)	(10.8)%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net increased to 22.9% for the second quarter of 2023 from 22.3% in the same period in 2022.
Occupancy costs decreased during the three months ended June 30, 2023 primarily due to the lower maintenance expense and the planned net reduction of 44 Company-operated Aaron's stores partially offset by higher depreciation of property, plant and equipment associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives.
Shipping and handling costs decreased primarily due to lower fuel and distribution costs at the Aaron's Business driven by inflationary and other economic pressures during the second quarter of 2022, as well as lower product deliveries during the three months ended June 30, 2023 as compared to the same period in the prior year.
Advertising costs decreased primarily due to higher levels of advertising production costs incurred in the second quarter of 2022, that did not recur in 2023. In the first half of 2023, advertising spend was primarily focused on direct response advertising, which has a lower overall cost and we expect will have a higher return on investment than our prior national broadcast campaigns.
Professional services costs decreased due to lower levels of external legal expenses during the three months ended June 30, 2023 compared to the same period in 2022.
Gains on dispositions of store-related assets, net decreased primarily due to a $1.9 million gain related to a sale and leaseback transaction of two Company-owned Aaron's store properties recorded during the three months ended June 30, 2022. There were no sale and leaseback transactions during the three months ended June 30, 2023.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The decrease in this category is primarily due to a decrease in the legal reserve in the three months ended June 30, 2023, compared to the same period in 2022, as well as lower travel-related expenses and lower IT-related asset depreciation.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business decreased to 5.4% for the three months ended June 30, 2023 compared to 5.7% in the same period of 2022. During the second quarter of 2023, although economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers which resulted in lower lease renewal rates, decisioning enhancements made prior to the second quarter of 2023 also contributed to lower write-offs of lease merchandise and a lower provision for lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring activity for the three months ended June 30, 2023 resulted in expenses of $4.8 million, which were primarily comprised of $1.6 million of professional advisory fees, $2.7 million of continuing variable occupancy costs incurred related to previously closed stores and $0.9 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure. Restructuring activity for the three months ended June 30, 2022 resulted in expenses of $5.6 million, which were primarily comprised of $4.4 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure in the period as well as an administrative building in Kennesaw, Georgia and $0.9 million of continuing variable occupancy costs incurred related to previously closed stores.
Separation Costs. There were no separation costs recognized during the three months ended June 30, 2023, and the separation costs recognized in 2022 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards associated with the spin-off transaction (as described in the 2022 Annual Report) that occurred in 2020.
Acquisition-Related Costs. Acquisition-related costs recognized during the three months ended June 30, 2023 and 2022 primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $3.9 million for the three months ended June 30, 2023 from $2.5 million for the three months ended June 30, 2022. Interest expense for both the three months ended June 30, 2023 and 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs.
Other non-operating income (expense), net. Other non-operating income (expense), net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.6 million and net losses of $1.6 million during the three months ended June 30, 2023 and 2022, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended June 30, 2023 or 2022.
Income Tax (Benefit) Expense
The Company recorded a net income tax expense of $1.5 million during the three months ended June 30, 2023 compared to an income tax benefit of $8.1 million for the same period in 2022. The effective tax rate decreased to 18.6% for the three months ended June 30, 2023 compared to 60.4% for the same period in 2022, primarily due to a net income tax benefit recognized in 2022 resulting from losses before income taxes of $13.5 million, as well as the impact of a deferred income tax benefit of $4.8 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition during the three months ended June 30, 2022.
Segment Performance – Three months ended June 30, 2023 and 2022
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Lease Revenues and Fees	$353,751	$386,513	$(32,762)	(8.5)%
Retail Sales	6,615	10,709	(4,094)	(38.2)
Non-Retail Sales	22,800	27,042	(4,242)	(15.7)
Franchise Royalties and Fees	5,588	5,792	(204)	(3.5)
Other	187	189	(2)	(1.1)
Total Revenues - Aaron's Business	$388,941	$430,245	$(41,304)	(9.6)%
The decreases in lease revenues and fees and retail sales during the three months ended June 30, 2023 were primarily due to a smaller lease portfolio size during the period, a lower lease renewal rate, fewer exercises of early purchase options, and lower retail sales compared to the prior year period.
E-commerce revenues, increased 5.5% compared to the prior year quarter and were 17.9% and 15.4% of lease revenues (excluding BrandsMart Leasing) during the three months ended June 30, 2023 and 2022, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from Aaron's franchisees in the second quarter of 2023 compared to the second quarter of 2022. Non-retail sales also decreased by $4.2 million primarily due to the reduction of 6 franchised Aaron's stores during the 15-month period ended June 30, 2023.

The decrease in franchise royalties and fees is primarily the result of a lower lease portfolio size during the period, due in part to the reduction of 6 franchised Aaron's stores during the 15-month period ended June 30, 2023, lower retail sales, and lower early payouts.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Gross Profit	$246,839	$270,611	$(23,772)	(8.8)%
Earnings Before Income Taxes	30,840	29,520	1,320	4.5
As a percentage of total revenues, gross profit for the Aaron's Business improved to 63.5% during the three months ended June 30, 2023 compared to 62.9% for the comparable period in 2022. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $236.0 million and $258.7 million during the three months ended June 30, 2023 and 2022, respectively, which represented a gross profit margin of 66.7% and 66.9% for the respective periods. The decline in gross profit is primarily driven by a lower lease portfolio in the quarter and higher levels of idle inventory in 2023 as compared to 2022.
Gross profit for retail sales for the Aaron's Business was $1.7 million and $3.1 million during the three months ended June 30, 2023 and 2022, respectively, which represented a gross profit margin of 25.3% and 28.8% for the respective periods. The decline in gross profit margin is primarily due to an unfavorable mix shift from retail sales of new merchandise to retail sales of returned merchandise during the three months ended June 30, 2023.
Gross profit for non-retail sales for the Aaron's Business was $3.4 million and $2.8 million during the three months ended June 30, 2023 and 2022, respectively, which represented a gross profit margin of 14.8% and 10.4% for the respective periods. The increase in gross margin is primarily due to a reduction in inventory costs during the second quarter of 2023 combined with pricing initiatives implemented following inventory product cost increases over the last 12 months.
Earnings before income taxes for the Aaron's Business segment increased by $1.3 million during the three months ended June 30, 2023 primarily due to lower personnel costs, lower other operating expenses, and lower lease merchandise write-offs, partially offset by a $23.8 million decrease in gross profit.
BrandsMart Segment Results
The following table presents revenue by source for the BrandsMart segment for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Retail Sales	$143,776	$181,442	$(37,666)	(20.8)%
Gross Profit	35,569	22,875	12,694	55.5
Earnings (Losses) Before Income Taxes	1,083	(15,919)	17,002	(106.8)
Revenues. The decrease in retail sales for the three months ended June 30, 2023 was primarily due to a 20.9% decrease in comparable sales for the three months ended June 30, 2023.
Gross Profit. As a percentage of total revenues, gross profit for the BrandsMart segment improved to 24.7% during the three months ended June 30, 2023 compared to 12.6% for the comparable period in 2022. Gross profit for the three months ended June 30, 2022 included a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Earnings (Losses) before Income Taxes. Earnings before income taxes were $1.1 million during the three months ended June 30, 2023, compared to losses before income taxes of $15.9 million for the comparable period in 2022. The improvement in losses before income taxes is primarily due to a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories that is included in results for the three month period ending June 30, 2022, partially offset by a 20.9% decrease in comparable sales.

Consolidated Results of Operations – Six months ended June 30, 2023 and 2022
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Six Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES
Lease Revenues and Fees	$727,546	$795,831	$(68,285)	(8.6)%
Retail Sales	298,592	203,455	95,137	46.8
Non-Retail Sales	46,735	54,869	(8,134)	(14.8)
Franchise Royalties and Other Revenues	11,860	12,311	(451)	(3.7)
	1,084,733	1,066,466	18,267	1.7
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	242,541	264,436	(21,895)	(8.3)
Retail Cost of Sales	224,813	174,343	50,470	28.9
Non-Retail Cost of Sales	39,413	49,593	(10,180)	(20.5)
	506,767	488,372	18,395	3.8
GROSS PROFIT	577,966	578,094	(128)	—
Gross Profit %	53.3%	54.2%

OPERATING EXPENSES
Personnel Costs	256,390	251,367	5,023	2.0
Other Operating Expenses, Net	245,815	240,746	5,069	2.1
Provision for Lease Merchandise Write-Offs	39,161	44,070	(4,909)	(11.1)
Restructuring Expenses, Net	10,124	8,917	1,207	13.5
Separation Costs	129	770	(641)	(83.2)
Acquisition-Related Costs	2,394	11,497	(9,103)	(79.2)
	554,013	557,367	(3,354)	(0.6)
OPERATING PROFIT	23,953	20,727	3,226	15.6
Interest Expense	(8,268)	(2,813)	(5,455)	nmf
Other Non-Operating Income (Expense), Net	1,209	(2,483)	3,692	148.7

EARNINGS BEFORE INCOME TAXES	16,894	15,431	1,463	9.5

INCOME TAX (BENEFIT)	(2,421)	(759)	(1,662)	nmf

NET EARNINGS	$19,315	$16,190	$3,125	19.3%
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $1.08 billion during the six months ended June 30, 2023, an $18.3 million increase compared to the prior year period. This increase was primarily driven by the acquisition of BrandsMart U.S.A. on April 1, 2022, which reported revenues of $287.9 million in the BrandsMart segment during the six months ended June 30, 2023 partially offset by a $85.3 million decrease in revenues in the Aaron's Business segment during the six months ended June 30, 2023. See further details in the "Segment Performance" sections below.

Gross Profit. Consolidated gross profit for the Company was $578.0 million during the six months ended June 30, 2023, a $0.1 million decrease compared to the prior year period. This decrease was primarily driven by a $48.0 million decrease in gross profit at the Aaron's Business segment, offset by the six months ended June 30, 2023 BrandsMart segment gross profit of $70.7 million, $35.1 million of which was recognized in the first quarter of 2023. Gross profit for the BrandsMart segment during the three months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.

As a percentage of total revenues, gross profit declined to 53.3% during the six months ended June 30, 2023 compared to 54.2% for the comparable period in 2022 primarily due to the increasing proportion of BrandsMart retail sales as a percentage of overall consolidated revenues partially offset by the non-cash charge described above.
Operating Expenses
Personnel Costs. Personnel costs increased by $5.0 million during the six months ended June 30, 2023 due primarily to the acquisition of BrandsMart U.S.A., which resulted in personnel costs of $33.0 million in the BrandsMart segment during the six months ended June 30, 2023, partially offset by the centralization and optimization of both store support and operational oversight functions at the Aaron's Business.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2023	2022	$	%
Occupancy Costs	$112,058	$102,485	$9,573	9.3%
Shipping and Handling	32,617	35,970	(3,353)	(9.3)
Advertising Costs	19,567	23,345	(3,778)	(16.2)
Intangible Amortization	5,241	3,642	1,599	43.9
Professional Services	7,582	8,844	(1,262)	(14.3)
Bank and Credit Card Related Fees	16,037	14,097	1,940	13.8
Gains on Dispositions of Store-Related Assets, net	(2,235)	(7,167)	4,932	68.8
Other Miscellaneous Expenses, net	54,948	59,530	(4,582)	(7.7)
Other Operating Expenses, net	$245,815	$240,746	$5,069	2.1%
nmf—Calculation is not meaningful
As a percentage of total revenues, other operating expenses, net was 22.7% and 22.6% for the six months ended June 30, 2023, and 2022, respectively.
Occupancy costs increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $20.1 million in the BrandsMart segment during the six months ended June 30, 2023, as well as higher depreciation of property, plant and equipment associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives, partially offset by lower maintenance expense and the planned net reduction of 61 Company-operated Aaron's stores.
Shipping and handling costs decreased during the six months ended June 30, 2023 primarily due to lower fuel and distribution costs at the Aaron's Business driven by inflationary and other economic pressures that were present during the six months ended June 30, 2022, as well as lower product deliveries during the six months ended June 30, 2023, as compared to the same period in 2022.
Advertising costs decreased primarily due to higher levels of advertising production costs incurred in 2022, that did not recur in 2023, as well as a shift in 2023 to lower cost direct response advertising. This mix in advertising also resulted in an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs during the six months ended June 30, 2023 as compared to the same period in 2022. These reductions were partially offset by the acquisition of BrandsMart U.S.A., which resulted in advertising costs of $1.2 million in the BrandsMart segment during the six months ended June 30, 2023.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.
Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in bank and credit card related fees of $6.0 million in the BrandsMart segment during the six months ended June 30, 2023.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The decrease in this category during the six months ended June 30, 2023 is primarily due to the receipt in January 2023 of a $3.8 million settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes, partially offset by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $5.1 million in the BrandsMart segment. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.

Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business decreased to 5.4% for the six months ended June 30, 2023 compared to 5.5% for the comparable period in 2022. Although economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers which resulted in lower lease renewal rates, decisioning enhancements made prior to the second quarter of 2023 contributed to lower write-offs of lease merchandise and a lower provision for lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring activity for the six months ended June 30, 2023 resulted in expenses of $10.1 million, which were primarily comprised $1.6 million of professional advisory fees, $1.8 million of operating lease right-of-use asset and fixed asset impairments, $4.6 million of continuing variable occupancy costs incurred related to previously closed stores and $1.8 million of severance charges related to reductions in store support center staff. Restructuring activity for the six months ended June 30, 2022 resulted in expenses of $8.9 million, which were primarily comprised of $5.8 million of operating lease right-of-use asset and fixed asset impairment for Company-operated Aaron's stores identified for closure as well as an administrative building in Kennesaw, Georgia and $2.4 million of continuing variable occupancy costs incurred related to previously closed stores.
Separation Costs. Separation costs for the six months ended June 30, 2023 and 2022 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction (as described in the 2022 Annual Report) and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $8.3 million for the six months ended June 30, 2023 from $2.8 million for the six months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 and 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs.
Other non-operating income (expense), net. Other non-operating income (expense), net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $1.2 million and net losses of $2.5 million for the six months ended June 30, 2023 and 2022, respectively. Foreign currency remeasurement net gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the six months ended June 30, 2023 or 2022.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $2.4 million during the six months ended June 30, 2023 compared to income tax benefit of $0.8 million for the same period in 2022. The effective tax rate decreased to (14.3)% for the six months ended June 30, 2023 compared to (4.9)% for the same period in 2022. The net income tax benefit recognized in 2023 and resulting decrease in the effective tax rate was primarily due to earnings before income taxes of $16.9 million and a deferred income tax benefit of $6.6 million generated by the remeasurement of state deferred tax assets in connection with a change in the expected state apportionment percentages related to the election to treat Aaron's LLC, a subsidiary of the Company, as a corporation for income tax purposes effective January 1, 2023. The net income tax benefit recognized in 2022 and resulting effective tax rate was primarily due to earnings before income taxes of $15.4 million and a deferred income tax benefit of $4.8 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition during the six months ended June 30, 2022.

Segment Performance – Six months ended June 30, 2023 and 2022
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
(In Thousands)	2023	2022	$	%
Lease Revenues and Fees	$727,546	$795,831	$(68,285)	(8.6)%
Retail Sales	14,933	23,316	(8,383)	(36.0)
Non-Retail Sales	46,735	54,869	(8,134)	(14.8)
Franchise Royalties and Fees	11,486	11,910	(424)	(3.6)
Other	374	401	(27)	(6.7)
Total Revenues - Aaron's Business	$801,074	$886,327	$(85,253)	(9.6)%
The decreases in lease revenues and fees and retail sales during the six months ended June 30, 2023 were primarily due to a lower lease portfolio size during the period, a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales during the six months ended June 30, 2023.
E-commerce revenues increased 7.4% compared to the prior year period and were 17.9% and 15.4% of total lease revenues and fees during the six months ended June 30, 2023 and 2022, respectively.
The decrease in non-retail sales is primarily due to comparatively lower product demand from franchisees stemming from higher customer demand during the first half of 2022. Non-retail sales also decreased by $8.1 million primarily due to the reduction of 17 franchised stores during the 24-month period ended June 30, 2023.
The decrease in franchise royalties and fees is primarily the result of a lower lease portfolio size during the period, due in part to the reduction of 17 franchised stores during the 24-month period ended June 30, 2023, lower early payouts, and lower retail sales.
Gross Profit and Earnings Before Income Taxes.

	Six months ended June 30,		Change
(In Thousands)	2023	2022	$	%
Gross Profit	$507,545	$555,558	$(48,013)	(8.6)%
Earnings Before Income Taxes	66,699	81,681	(14,982)	(18.3)
As a percentage of total revenues, gross profit for the Aaron's Business increased to 63.4% during the six months ended June 30, 2023 compared to 62.7% for the comparable period in 2022. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $484.4 million and $531.4 million during the six months ended June 30, 2023 and 2022, respectively, which represented a gross profit margin of 66.6% and 66.8% for the respective periods. The decline in gross profit is primarily driven by a $43.0 million decrease due to a lower lease portfolio, lower lease originations, lower lease renewal rate, lower early purchase options, and higher levels of idle inventory in 2023 compared to 2022.
Gross profit for retail sales for the Aaron's Business was $4.0 million and $6.6 million during the six months ended June 30, 2023 and 2022, respectively, which represented a gross profit margin of 26.5% and 28.2% for the respective periods. The decline in gross profit margin is primarily due to an unfavorable mix shift from retail sales of new merchandise to retail sales of returned merchandise in 2023 as compared to 2022.
Gross profit for non-retail sales for the Aaron's Business was $7.3 million and $5.3 million during the six months ended June 30, 2023 and 2022, respectively, which represented a gross profit margin of 15.7% and 9.6% for the respective periods. The increase in gross margin is primarily due to a reduction in inventory costs during the six months ended June 30, 2023, combined with pricing initiatives implemented following inventory product cost increases over the last 12 months.
Earnings before income taxes for the Aaron's Business segment decreased by $15.0 million during the six months ended June 30, 2023 compared to the prior year period primarily due to the $48.0 million decrease in gross profit, partially offset by lower personnel costs, lower other operating expense, and a lower provision for lease merchandise write-offs.

BrandsMart Segment Results

	Six months ended June 30,		Change
(In Thousands)	2023	2022	$	%
Retail Sales	$287,934	$181,442	$106,492	58.7%
Gross Profit	70,704	22,875	47,829	nmf
Earnings (Losses) Before Income Taxes	195	(15,919)	16,114	101.2
nmf—Calculation is not meaningful
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $287.9 million during the six months ended June 30, 2023, compared to $181.4 million during the six months ended June 30, 2022.
Gross Profit. Gross profit for retail sales for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $70.7 million and $22.9 million during the six months ended June 30, 2023 and 2022, respectively. As a percentage of revenues, gross profit for the BrandsMart segment was 24.6% and 12.6% during the six months ended June 30, 2023 and 2022, respectively. Gross profit for the BrandsMart segment during the six months ended June 30, 2022 includes a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Earnings (Losses) before Income Taxes. The BrandsMart segment reported earnings before income taxes of $0.2 million during the six months ended June 30, 2023, compared to losses of $15.9 million for the comparable period in 2022. The results for the BrandsMart segment during the six months ended June 30, 2022 reflect a one-time $23.0 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2022 to June 30, 2023 include:
•Cash and cash equivalents increased $10.7 million to $38.4 million at June 30, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Other intangibles decreased $5.3 million due to amortization expense recognized during the six months ended June 30, 2023.
•Debt decreased $56.4 million primarily due to net repayments made on the Revolving Facility and Term Loan during the six months ended June 30, 2023. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
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
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. As of June 30, 2023, the Company had $38.4 million of cash and $341.0 million of availability under its $375.0 million unsecured credit facility (the "Credit Facility") which is further described in Note 4 to the condensed consolidated financial statements.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, and other capital requirements associated with our business operations over the next 12 months and thereafter for the foreseeable future.

Cash Provided by Operating Activities
Cash provided by operating activities was $114.4 million and $57.1 million during the six months ended June 30, 2023 and 2022, respectively. The increase in operating cash flows was primarily driven by lower lease merchandise purchases, partially offset by a lower lease renewal rate during the six months ended June 30, 2023 as inflation, a softer income tax refund season, and other economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2023.
Cash Used in Investing Activities
Cash used in investing activities was $36.7 million and $314.2 million during the six months ended June 30, 2023 and 2022, respectively. The $277.5 million decrease in investing cash outflows was primarily due to the purchase consideration of $266.8 million related to the BrandsMart U.S.A. acquisition in the prior year, and $5.3 million lower proceeds from the sale of property, plant and equipment, partially offset by $16.1 million lower cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, during the six months ended June 30, 2023 compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $67.0 million during the six months ended June 30, 2023 compared to cash provided by financing activities of $262.6 million during the six months ended June 30, 2022. The $329.6 million change in financing cash flows during the six months ended June 30, 2023 was primarily due to the Company's borrowings under the Term Loan and the Revolving Facility that occurred during April 2022 to finance the BrandsMart U.S.A. acquisition, as well as an increase in net repayments of the Company's borrowings under its Revolving Facility during the six months ended June 30, 2023, partially offset by $10.3 million lower outflows related to the repurchase of the Company's common stock during the six months ended June 30, 2023 compared to the prior year period.
Share Repurchases
During the six months ended June 30, 2023, the Company repurchased 66,343 shares of the Company's common stock for a total purchase price of approximately $0.8 million. The total shares outstanding as of June 30, 2023 were 30,866,378, compared to 30,777,065 as of June 30, 2022. The Company's remaining share repurchase authorization was $132.7 million as of June 30, 2023.
Dividends
In May 2023, the Board approved a quarterly dividend of $0.1250 per share, which was paid on July 6, 2023 to shareholders of record as of the close of business on June 15, 2023. Aggregate dividend payments for the six months ended June 30, 2023 were $7.3 million. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of June 30, 2023, the total available credit under the $375.0 million revolving component of our Credit Facility (defined below) was $341.0 million, which reflects $15.0 million of outstanding borrowings under the Revolving Facility and approximately $19.0 million for our outstanding letters of credit.
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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all covenants under the Credit Facility at June 30, 2023.
Commitments
Income Taxes
During the six months ended June 30, 2023, we made net income tax payments of $8.6 million. Within the next six months, we anticipate making estimated cash payments of $6.0 million for federal income taxes and $2.0 million for state income taxes.
The Tax Cuts and Jobs Act of 2017, which was enacted in December 2017, provides for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased by the Company after September 27, 2017 (but would be phased down starting in 2023). Because the majority of our revenues come from the sales and lease ownership model in our Aaron's Business segment, in which the Company remains the owner of merchandise on lease, we benefit more from bonus depreciation, relatively, than traditional furniture, electronics and appliance retailers.
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
As further described in Note 4 to these accompanying condensed consolidated financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At June 30, 2023, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $4.5 million, which would be due in full within 75 days of the event of default.

Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, the Company could incur losses that could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.0 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, the Company had $186.7 million of borrowings outstanding under the Credit Facility, further described in Note 4 to the condensed consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio, or (ii) the base rate (as defined in the Credit Facility) plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with a forward effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Based on the Company’s variable-rate debt outstanding as of June 30, 2023, a hypothetical 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.7 million on an annualized basis.
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
Changes in Internal Control Over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the implementation of controls, procedures and supporting systems with respect to transactions and account balances resulting from the BrandsMart acquisition referenced in Note 2 to these condensed consolidated financial statements.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2023 through April 30, 2023	—	$—	—	$133,517,323
May 1, 2023 through May 31, 2023	63,508	12.18	63,508	132,743,952
June 1, 2023 through June 30, 2023	2,835	12.18	2,835	132,709,435
Total	66,343		66,343
1 Share repurchases are conducted under authorizations made from time to time by our Board. The most recent authorization was publicly announced on March 2, 2022, which increased the Company's share repurchase authorization amount to $250.0 million from the previous authorized amount of $150.0 million, and extended the maturity date by one year to December 31, 2024. Subject to the terms of our Board's authorization and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2024. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1†
The Aaron’s Company, Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 23, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	July 31, 2023	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2023	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)