Form 10-Q
period 2023-09-30
Aaron's Company, Inc.
filed 2023-10-23
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of October 20, 2023
Common Stock, $0.50 Par Value	30,329,287

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$39,313	$27,716
Accounts Receivable (net of allowances of $8,022 at September 30, 2023 and $8,895 at December 31, 2022)	23,678	38,191
Lease Merchandise (net of accumulated depreciation and allowances of $420,599 at September 30, 2023 and $431,092 at December 31, 2022)	608,327	693,795
Merchandise Inventories, Net	99,407	95,964
Property, Plant and Equipment, Net	269,445	267,457
Operating Lease Right-of-Use Assets	459,771	459,950
Goodwill	55,750	54,710
Other Intangibles, Net	110,677	118,528
Income Tax Receivable	10,935	5,716
Prepaid Expenses and Other Assets	112,620	96,436
Total Assets	$1,789,923	$1,858,463
LIABILITIES & SHAREHOLDERS’ EQUITY:
Accounts Payable and Accrued Expenses	$253,400	$264,043
Deferred Tax Liabilities	83,477	87,008
Customer Deposits and Advance Payments	67,844	73,196
Operating Lease Liabilities	497,067	496,401
Debt	187,457	242,413
Total Liabilities	1,089,245	1,163,061
Commitments and Contingencies (Note 6)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at September 30, 2023 and December 31, 2022; Shares Issued: 36,622,558 at September 30, 2023 and 36,100,011 at December 31, 2022	18,311	18,050
Additional Paid-in Capital	747,135	738,428
Retained Earnings	82,477	79,073
Accumulated Other Comprehensive Income (Loss)	527	(1,396)
	848,450	834,155
Less: Treasury Shares at Cost
6,293,271 Shares at September 30, 2023 and 5,480,353 Shares at December 31, 2022	(147,772)	(138,753)
Total Shareholders’ Equity	700,678	695,402
Total Liabilities & Shareholders’ Equity	$1,789,923	$1,858,463
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$340,805	$372,127	$1,068,351	$1,167,958
Retail Sales	155,682	188,734	454,274	392,189
Non-Retail Sales	23,573	26,542	70,308	81,411
Franchise Royalties and Other Revenues	5,618	5,981	17,478	18,292
	525,678	593,384	1,610,411	1,659,850
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	113,970	125,711	356,511	390,147
Retail Cost of Sales	119,732	146,292	344,545	320,635
Non-Retail Cost of Sales	20,068	23,634	59,481	73,227
	253,770	295,637	760,537	784,009
GROSS PROFIT	271,908	297,747	849,874	875,841
OPERATING EXPENSES:
Personnel Costs	125,907	134,001	382,297	385,368
Other Operating Expenses, Net	125,361	123,040	371,176	363,786
Provision for Lease Merchandise Write-Offs	20,730	28,022	59,891	72,092
Restructuring Expenses, Net	2,696	14,930	12,820	23,847
Impairment of Goodwill	—	12,933	—	12,933
Separation Costs	34	220	163	990
Acquisition-Related Costs	693	1,659	3,087	13,156
	275,421	314,805	829,434	872,172
OPERATING (LOSS) PROFIT	(3,513)	(17,058)	20,440	3,669
Interest Expense	(3,456)	(3,151)	(11,724)	(5,964)
Other Non-Operating (Expense) Income, Net	(288)	(344)	921	(2,827)
(LOSS) EARNINGS BEFORE INCOME TAXES	(7,257)	(20,553)	9,637	(5,122)
INCOME TAX BENEFIT	(3,120)	(4,937)	(5,541)	(5,696)
NET (LOSS) EARNINGS	$(4,137)	$(15,616)	$15,178	$574
(LOSS) EARNINGS PER SHARE	$(0.13)	$(0.51)	$0.49	$0.02
(LOSS) EARNINGS PER SHARE ASSUMING DILUTION	$(0.13)	$(0.51)	$0.49	$0.02
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net (Loss) Earnings	$(4,137)	$(15,616)	$15,178	$574
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Derivative Instruments, net of Tax[1]	889	(235)	1,584	4
Foreign Currency Translation Adjustment, net of Tax[1]	(165)	(611)	339	(719)
Total Other Comprehensive Income (Loss)	724	(846)	1,923	(715)
Comprehensive Income (Loss)	$(3,413)	$(16,462)	$17,101	$(141)
1 The Unrealized Gain on Derivative Instruments is presented net of tax expense of $0.3 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and the Foreign Currency Translation Adjustment is presented net of tax benefit of $0.1 million and a tax benefit of $0.3 million for the three and nine months ended September 30, 2023, respectively. The tax components of the prior year amounts are insignificant.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In Thousands)
OPERATING ACTIVITIES:
Net Earnings	$15,178	$574
Adjustments to Reconcile Net Earnings to Cash Provided by Operating Activities:
Depreciation of Lease Merchandise	350,941	384,268
Other Depreciation and Amortization	67,412	63,211
Provision for Lease Merchandise Write-Offs	59,891	72,092
Non-Cash Inventory Fair Value Adjustment	—	23,074
Accounts Receivable Provision	28,278	29,331
Stock-Based Compensation	8,935	9,998
Deferred Income Taxes	(12,038)	(5,833)
Impairment of Goodwill and Other Assets	2,478	28,929
Non-Cash Lease Expense	89,125	82,532
Other Changes, Net	(3,982)	(9,446)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(327,081)	(401,002)
Merchandise Inventories	(3,270)	6,440
Accounts Receivable	(13,710)	(25,320)
Prepaid Expenses and Other Assets	(6,722)	(366)
Income Tax Receivable	(5,219)	(4,394)
Operating Lease Right-of-Use Assets and Liabilities	(90,469)	(90,877)
Accounts Payable and Accrued Expenses	(3,467)	(23,582)
Customer Deposits and Advance Payments	(7,174)	(15,758)
Cash Provided by Operating Activities	149,106	123,871
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(68,927)	(83,695)
Proceeds from Dispositions of Property, Plant, and Equipment	6,617	18,710
Acquisition of BrandsMart U.S.A., Net of Cash Acquired	—	(266,773)
Acquisition of Businesses and Customer Agreements, Net of Cash Acquired	—	(917)
Proceeds from Other Investing-Related Activities	—	1,145
Cash Used in Investing Activities	(62,310)	(331,530)
FINANCING ACTIVITIES:
Repayments on Swing Line Loans, Net	(2,900)	(10,000)
Proceeds from Revolver and Term Loan	31,094	291,700
Repayments on Revolver and Term Loan	(83,281)	(31,700)
Proceeds on Inventory Loan Program, Net	—	(793)
Dividends Paid	(11,163)	(10,067)
Acquisition of Treasury Stock	(6,480)	(11,055)
Issuance of Stock Under Stock Option Plans	81	911
Shares Withheld for Tax Payments	(2,539)	(3,563)
Debt Issuance Costs	—	(2,758)
Cash (Used in) Provided by Financing Activities	(75,188)	222,675
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	(69)
Increase in Cash and Cash Equivalents	11,597	14,947
Cash and Cash Equivalents at Beginning of Period	27,716	22,832
Cash and Cash Equivalents at End of Period	$39,313	$37,779
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
Unless the context otherwise requires or we specifically indicate otherwise, references to "we," "us," "our," and the "Company," refer to The Aaron's Company, Inc., which holds, directly or indirectly, the Pre-Spin Aaron’s Business (as defined in "Item 1. Business - Description of 2020 Spin-off Transaction" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.) and all other subsidiaries of the Company, which are wholly owned, as well as other lines of business described above.
As of September 30, 2023, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below. Effective as of April 1, 2022 and in connection with the acquisition of BrandsMart U.S.A., the Company changed its composition of reportable segments to align the reportable segments with the current organizational structure and the operating results that the chief operating decision maker regularly reviews to analyze performance and allocate resources, which includes separate segments for the Aaron's Business and BrandsMart, along with an Unallocated Corporate category for remaining unallocated costs.
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
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,250 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with 11 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
The following table presents store count by ownership type:

Stores as of September 30 (Unaudited)	2023	2022
Company-operated Aaron's Stores[1]	1,024	1,034
GenNext (included in Company-Operated)	245	195
Franchisee-operated Aaron's Stores	227	234
BrandsMart U.S.A. Stores[2]	11	10
Systemwide Stores	1,262	1,278

Company-operated Aaron's Store Types as of September 30, 2023 (Unaudited)	GenNext	Legacy	Total
Store	181	621	802
Hub	56	55	111
Showroom	8	103	111
Total	245	779	1,024
1 The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, averaging approximately 9,500 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 100,000 square feet and have been included in this table subsequent to the acquisition date of April 1, 2022.
Basis of Presentation
The financial statements as of and for the three and nine months ended September 30, 2023 and comparable prior year periods are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. Intercompany balances and transactions between consolidated entities have been eliminated. These condensed consolidated financial statements reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
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
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares In Thousands)	2023	2022	2023	2022
Weighted Average Shares Outstanding	30,880	30,875	30,889	30,921
Dilutive Effect of Share-Based Awards[1]	—	—	342	452
Weighted Average Shares Outstanding Assuming Dilution	30,880	30,875	31,231	31,373
1 There was no dilutive effect of share-based awards for the three months ended September 30, 2023 and September 30, 2022, due to the net loss incurred in both periods.
Approximately 1.2 million weighted-average share based awards were excluded from the computation of earnings per share assuming dilution during the nine months ended September 30, 2023, and 0.8 million during the nine months ended September 30, 2022, respectively, as the awards would have been anti-dilutive for the periods presented.
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
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. The prepaid advertising asset was $7.3 million and $4.6 million at September 30, 2023 and December 31, 2022, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Total advertising costs are classified within other operating expenses, net in the condensed consolidated statements of earnings. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors’ products, and are recorded as a reduction of advertising costs.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows total advertising costs, net of cooperative advertising consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Advertising Costs, Gross	$15,269	$16,092	$50,951	$55,794
Less: Cooperative Advertising Considerations	(8,074)	(8,294)	(24,189)	(24,651)
Advertising Costs, Net	$7,195	$7,798	$26,762	$31,143
Accounts Receivable
Accounts receivable consist of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers), and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	September 30, 2023	December 31, 2022
Customers	$4,110	$9,721
Corporate	13,252	20,597
Franchisee	6,316	7,873
	$23,678	$38,191
The Company maintains an accounts receivable allowance for the Aaron's Business customer lease agreements, under which its policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables for its Aaron's Business operations that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off customer lease receivables for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.
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
The allowance related to corporate receivables is not significant as of September 30, 2023 and December 31, 2022.
The following table shows the components of the accounts receivable allowance:

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Beginning Balance	$8,895	$7,163
Accounts Written Off, net of Recoveries	(29,151)	(28,020)
Accounts Receivable Provision	28,278	29,331
Ending Balance	$8,022	$8,474

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Bad Debt Expense (Reversal)	$25	$(263)
Provision for Returns and Uncollectible Renewal Payments	28,253	29,594
Accounts Receivable Provision	$28,278	$29,331
Lease Merchandise
The Company’s lease merchandise is recorded at the lower of depreciated cost, including overhead costs from our distribution centers, or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company begins depreciating furniture and appliances at the earlier of the lease date or 24 months and one day from its purchase, while all other lease merchandise begins depreciating at the earlier of when the merchandise is leased to the customer or 12 months and one day from its purchase. Lease merchandise fully depreciates over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	September 30, 2023	December 31, 2022
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$395,625	$446,923
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	212,702	246,872
Lease Merchandise, net of Accumulated Depreciation and Allowances	$608,327	$693,795
1 Includes Woodhaven raw materials, finished goods and work-in-process inventory that has been classified within lease merchandise in the condensed consolidated balance sheets of $9.8 million and $12.9 million as of September 30, 2023 and December 31, 2022, respectively.
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
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary and other economic pressures in the current macroeconomic environment and the normalization of business trends associated with the effects of the COVID-19 pandemic on our customers. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated statements of earnings. The Company writes off lease merchandise on lease agreements for its Aaron's Business operations that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off lease merchandise on lease agreements for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the allowance for lease merchandise write-offs:

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Beginning Balance	$13,894	$12,339
Merchandise Written off, net of Recoveries	(61,215)	(70,247)
Provision for Write-offs	59,891	72,092
Ending Balance	$12,570	$14,184
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
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	September 30, 2023	December 31, 2022
Merchandise Inventories, gross	$100,448	$96,945
Reserve for Merchandise Inventories	(1,041)	(981)
Merchandise Inventories, net	$99,407	$95,964
The following table shows the components of the reserve for merchandise inventories:

Nine Months Ended
(In Thousands)	September 30, 2023
Beginning Balance	$981
Merchandise Written off	(350)
Provision for Write-offs	410
Ending Balance[1]	$1,041
1 There were no significant markdown provisions recorded during the three and nine months ended September 30, 2022.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	September 30, 2023	December 31, 2022
Prepaid Expenses	$22,798	$20,218
Insurance Related Assets	27,707	25,103
Company-Owned Life Insurance	14,257	13,443
Assets Held for Sale	1,113	1,857
Deferred Tax Assets	24,615	16,277
Other Assets[1]	22,130	19,538
	$112,620	$96,436
1 Amounts as of September 30, 2023 and December 31, 2022 included restricted cash of $1.6 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
Sale-Leaseback Transactions
During the nine months ended September 30, 2022, the Company entered into four sale and leaseback transactions related to seven Company-owned Aaron's store properties for a total sales price of $12.9 million, all of which was received during the nine months ended September 30, 2022. Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows. The Company recognized gains of $2.8 million and $8.5 million associated with these transactions during the three and nine months ended September 30, 2022, respectively, which was classified within other operating expenses, net in the condensed consolidated statements of earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Instruments
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with an effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Under the terms of the agreement, the Company will receive a floating interest rate based on 1-month Chicago Mercantile Exchange ("CME") Term Secured Overnight Financing Rate ("SOFR") and pay a fixed interest rate of 3.87% on the notional amount. The Company has accounted for the interest rate swap as a cash flow hedge instrument in accordance with ASC 815, Derivatives and Hedging. Accordingly, the effective portion of the gains and losses associated with the changes in the fair value of the cash flow hedge instrument are recognized as a component of accumulated other comprehensive income in the Company's condensed consolidated balance sheets. Such amounts are reclassified into earnings in the same period during which the cash flow hedging instrument affects earnings. As of September 30, 2023, the facts and circumstances of the hedged relationship remain consistent with the initial effectiveness assessment and the hedging instrument remains an effective accounting hedge.
The fair value of the hedge as of September 30, 2023 was an asset of $2.1 million, and has been recorded within prepaid expenses and other assets in the Company's condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company reclassified $0.6 million of net gains from accumulated other comprehensive income to interest expense. See Note 3 to these condensed consolidated financial statements for further information regarding the fair value determination of the Company's interest rate swap agreement. Derivative instruments in place during the prior year were not significant.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	September 30, 2023	December 31, 2022
Accounts Payable	$107,106	$106,966
Estimated Claims Liability Costs	60,895	58,549
Accrued Salaries and Benefits	28,355	33,932
Accrued Real Estate and Sales Taxes	23,331	24,030
Other Accrued Expenses and Liabilities	33,713	40,566
	$253,400	$264,043
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

(In Thousands)	Aaron's Business	BrandsMart	BrandsMart Leasing	Total
Balance at December 31, 2022	$—	$28,193	$26,517	$54,710
Acquisitions	—	—	—	—
Acquisition Accounting Adjustments	—	1,040	—	1,040
Impairment Loss	—	—	—	—
Balance at September 30, 2023	$—	$29,233	$26,517	$55,750
The Company’s goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an interim impairment may have occurred. An interim goodwill impairment test is required if the Company believes it is more likely than not that the carrying amount of its reporting unit exceeds the reporting unit's fair value. The Company determined that there were no events that occurred or circumstances that changed during the nine months ended September 30, 2023 that would more likely than not reduce the fair value of its reporting units below their carrying amount.
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
Acquisition-Related Costs
Acquisition-related costs of $0.7 million and $3.1 million were incurred during the three and nine months ended September 30, 2023, and Acquisition-related costs of $1.7 million and $13.2 million were incurred during the three and nine months ended September 30, 2022. These primarily represent internal control readiness third-party consulting, banking and legal expenses and retention bonuses associated with the acquisition of BrandsMart U.S.A. completed April 1, 2022.
Related Party Transactions with the Sellers of BrandsMart U.S.A.
Effective as of the BrandsMart U.S.A. acquisition date, the Company entered into lease agreements for six store locations retained by the sellers of BrandsMart U.S.A., including Michael Perlman, who was employed by the Company for a short period following the acquisition. While Mr. Perlman is no longer employed by the Company as of December 31, 2022, the Company intends to continue its treatment of the lease agreements as potential related party transactions under the Company’s Related Party Transactions Policy until December 2023. The agreements include initial terms of ten years, with options to renew each location for up to 20 years thereafter. The Company recorded these leases within operating lease right-of-use assets and operating lease liabilities in the Company's condensed consolidated balance sheets. The six operating leases are considered to be above market. The value of the off-market element of the lease agreements was included as a component of the consideration transferred to the sellers of BrandsMart U.S.A. and was recognized as a reduction to the operating lease right-of-use-asset. The total amounts paid to the sellers of BrandsMart U.S.A. during the three and nine months ended September 30, 2023 related to real estate activities, including rental payments, maintenance and taxes, were approximately $3.2 million and $9.7 million, respectively.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stockholders' Equity
Changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(5,480)	$(138,753)	36,100	$18,050	$738,428	$79,073	$(1,396)	$695,402
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,966)	—	(3,966)
Stock-Based Compensation	—	—	—	—	2,874	—	—	2,874
Issuance of Shares under Equity Plans	(207)	(2,539)	496	248	(248)	—	—	(2,539)
Net Earnings	—	—	—	—	—	12,798	—	12,798
Unrealized (Loss) on Derivative Instruments, net of tax	—	—	—	—	—	—	(990)	(990)
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	324	324
Balance, March 31, 2023	(5,687)	$(141,292)	36,596	$18,298	$741,054	$87,905	$(2,062)	$703,903
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,874)	—	(3,874)
Stock-Based Compensation	—	—	—	—	2,913	—	—	2,913
Issuance of Shares under Equity Plans	—	—	24	12	48	—	—	60
Acquisition of Treasury Stock	(66)	(804)	—	—	—	—	—	(804)
Net Earnings	—	—	—	—	—	6,517	—	6,517
Unrealized Gain on Derivative Instruments, net of tax	—	—	—	—	—	—	1,685	1,685
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	180	180
Balance, June 30, 2023	(5,753)	$(142,096)	36,620	$18,310	$744,015	$90,548	$(197)	$710,580
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,934)	—	(3,934)
Stock-Based Compensation	—	—	—	—	3,100	—	—	3,100
Issuance of Shares under Equity Plans	—	—	3	1	20	—	—	21
Acquisition of Treasury Stock	(540)	(5,676)	—	—	—	—	—	(5,676)
Net Loss	—	—	—	—	—	(4,137)	—	(4,137)
Unrealized Gain on Derivative Instruments, net of tax	—	—	—	—	—	—	889	889
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	(165)	(165)
Balance, September 30, 2023	(6,293)	$(147,772)	36,623	$18,311	$747,135	$82,477	$527	$700,678

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2021	(4,580)	$(121,804)	35,559	$17,779	$724,384	$98,546	$(739)	$718,166
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,584)	—	(3,584)
Stock-Based Compensation	—	—	—	—	3,611	—	—	3,611
Issuance of Shares Under Equity Plans	(163)	(3,541)	410	205	(153)	—	—	(3,489)
Acquisition of Treasury Stock	(262)	(5,720)	—	—	—	—	—	(5,720)
Net Earnings	—	—	—	—	—	21,532	—	21,532
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	154	154
Foreign Currency Translation Adjustment	—	—	—	—	—	—	238	238
Balance, March 31, 2022	(5,005)	$(131,065)	35,969	$17,984	$727,842	$116,494	$(347)	$730,908
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,541)	—	(3,541)
Stock-Based Compensation	—	—	—	—	3,224	—	—	3,224
Issuance of Shares Under Equity Plans	—	—	68	35	825	—	—	860
Acquisition of Treasury Stock	(255)	(5,335)	—	—	—	—	—	(5,335)
Net Loss	—	—	—	—	—	(5,342)		(5,342)
Unrealized Gain on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	85	85
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(346)	(346)
Balance, June 30, 2022	(5,260)	$(136,400)	36,037	$18,019	$731,891	$107,611	$(608)	$720,513
Cash Dividends, $0.11 per share	—	—	—	—	—	(3,471)	—	(3,471)
Stock-Based Compensation	—	—	—	—	3,163	—	—	3,163
Issuance of Shares Under Equity Plans	(1)	(22)	5	2	(3)	—	—	(23)
Acquisition of Treasury Stock	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(15,616)	—	(15,616)
Unrealized (Loss) on Fuel Hedge Derivative Instrument	—	—	—	—	—	—	(235)	(235)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(611)	(611)
Balance, September 30, 2022	(5,261)	$(136,422)	36,042	$18,021	$735,051	$88,524	$(1,454)	$703,720
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
The fair values of the Company's assets and liabilities as of September 30, 2023 and December 31, 2022 are further described in Note 3 to these condensed consolidated financial statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) ("AOCI") by component for the nine months ended September 30, 2023 and September 30, 2022 are summarized below:

	Nine Months Ended September 30, 2023
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2022	$(17)	$(1,379)	$(1,396)
Other Comprehensive Income, net of Tax	1,584	339	1,923
Balance at September 30, 2023	$1,567	$(1,040)	$527

	Nine Months Ended September 30, 2022
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2021	$—	$(739)	$(739)
Other Comprehensive Income (Loss), net of Tax	4	(719)	(715)
Balance at September 30, 2022	$4	$(1,458)	$(1,454)
Recent Accounting Pronouncements
There were no new accounting standards that had a material impact on the Company’s condensed consolidated financial statements during the nine months ended September 30, 2023, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of September 30, 2023 that the Company expects to have a material impact on its condensed consolidated financial statements.
NOTE 2. ACQUISITIONS
BrandsMart U.S.A. Acquisition
On April 1, 2022, the Company completed the previously announced acquisition of all of the issued and outstanding shares of capital stock of BrandsMart U.S.A. Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country, with 11 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The Company paid total consideration of approximately $230 million in cash under the terms of the agreement and additional amounts for working capital adjustments and transaction related fees. Consideration transferred also included the off-market value associated with certain operating leases entered into in conjunction with the transaction, which is further described in the table below.
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
The BrandsMart U.S.A. acquisition has been accounted for as a business combination, and the BrandsMart results of operations are included in the Company's results of operations from the April 1, 2022 acquisition date. BrandsMart contributed revenues of $152.4 million and $440.3 million and loss before income taxes of $2.4 million and $2.2 million during the three and nine months ended September 30, 2023. In the prior year period, BrandsMart contributed revenues of $183.3 million and earnings before income taxes of $3.0 million during the three months ended September 30, 2022, as well as revenues of $364.8 million and loss before income taxes of $13.0 million from the April 1, 2022 acquisition date, through the period end date of September 30, 2022. The BrandsMart loss for the period covering April 1, 2022 through September 30, 2022 includes a one-time, non-cash charge for a fair value adjustment of $23.1 million made to the acquired merchandise inventories, which was included within "Retail Cost of Sales" in the condensed consolidated statements of earnings.

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
The Company incurred $0.7 million and $3.1 million, and $1.7 million and $13.2 million of transaction costs during the three and nine months ended September 30, 2023, and September 30, 2022, respectively, in connection with the acquisition of BrandsMart U.S.A. These costs were included within "Acquisition-Related Costs" in the condensed consolidated statements of earnings. Acquisition-Related Costs that will affect the Company's income statement throughout the remainder of 2023 are not expected to be material.
Pro Forma Financial Information
The following table presents unaudited consolidated pro forma information as if the acquisition of BrandsMart U.S.A. had occurred on January 1, 2021, compared to actual, historical results.

(Unaudited)	Three Months Ended September 30, 2022
(In Thousands)	As Reported	Pro Forma Combined Results
Revenues	$593,384	$593,384
(Loss) Earnings Before Income Taxes	(20,553)	(18,785)
Net (Loss)	(15,616)	(14,294)

(Unaudited)	Nine Months Ended September 30, 2022
(In Thousands)	As Reported	Pro Forma Combined Results
Revenues	$1,659,850	$1,832,621
(Loss) Earnings Before Income Taxes	(5,122)	30,709
Net Earnings	574	30,230
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
The unaudited pro forma combined financial information for the three and nine months ended September 30, 2022 includes adjustments to, among other things, record depreciation expense, amortization expense and income taxes based upon the fair value allocation of the purchase price to BrandsMart U.S.A.'s tangible and intangible assets acquired and liabilities assumed as though the acquisition had occurred on January 1, 2021.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense on the additional debt incurred by the Company to fund the acquisition and personnel costs incurred related to the acquisition are also included in the unaudited pro forma combined information as if the BrandsMart U.S.A. acquisition had occurred on January 1, 2021 for the pro forma three and nine months ended September 30, 2022.
NOTE 3. FAIR VALUE MEASUREMENT
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value of the Company's current financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their carrying values due to their short-term nature. The Company's outstanding debt borrowings as of September 30, 2023 and December 31, 2022 were subject to a variable interest rate. Therefore, the fair value of these borrowings also approximates its carrying value. Debt borrowings are measured within Level 2 of the fair value hierarchy. The Company also measures certain non-financial assets at fair value on a nonrecurring basis, such as goodwill, intangible assets, operating lease right-of-use assets, property, plant, and equipment and assets held for sale, in connection with periodic evaluations for potential impairment.
The following table summarizes financial liabilities measured at fair value on a recurring basis:

(In Thousands)	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(9,534)	$—	$—	$(8,621)	$—
Interest Rate Swap Asset	$—	$2,087	$—	$—	$—	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$1,113	$—	$—	$1,857	$—
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	September 30, 2023	December 31, 2022
Revolving Facility	$16,350	$69,250
Term Loan, Due in Installments through April 2027[1]	171,107	173,163
Total Debt	187,457	242,413
Less: Current Maturities	21,819	23,450
Long-Term Debt	$165,638	$218,963
1 Includes unamortized debt issuance costs of $0.6 million and $0.7 million as of September 30, 2023 and December 31, 2022. The Company has included $2.4 million and $2.9 million of debt issuance costs as of September 30, 2023 and December 31, 2022, respectively, related to the new and previous revolving credit facility, within prepaid expenses and other assets in the condensed consolidated balance sheets.
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
On April 1, 2022, the Company borrowed $175 million under the Term Loan and $117 million under the Revolving Facility to finance the purchase price for the BrandsMart U.S.A. acquisition and other customary acquisition and financing-related closing costs and adjustments. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes. As of September 30, 2023, $171.7 million and $16.4 million remained outstanding under the Term Loan and Revolving Facility, respectively, compared to $173.9 million and $69.3 million outstanding at December 31, 2022. Amounts outstanding under the letters of credit, which reduce availability under the Revolving Facility, were $19.0 million and $17.2 million as of September 30, 2023 and December 31, 2022, respectively.
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
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all covenants under the Credit Facility at September 30, 2023.
NOTE 5. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Lease Revenues and Fees	$340,805	$372,127	$1,068,351	$1,167,958
Retail Sales	155,682	188,734	454,274	392,189
Non-Retail Sales	23,573	26,542	70,308	81,411
Franchise Royalties and Fees	5,444	5,803	16,930	17,713
Other	174	178	548	579
Total Revenues[1]	$525,678	$593,384	$1,610,411	$1,659,850
1 Includes revenues (which are primarily lease revenues and fees) from Canadian operations of $4.3 million and $13.0 million during the three and nine months ended September 30, 2023, respectively, compared to $4.6 million and $14.2 million, respectively, in the same periods of the prior year.
Lease Revenues and Fees
The Aaron's Business segment, which includes BrandsMart Leasing, provides lease merchandise, consisting of furniture, appliances, electronics, computers, and other home goods to their customers for lease under certain terms agreed to by the customer. The Aaron's Business segment offers leases with flexible ownership plans that can be generally renewed weekly, bi-weekly, semi-monthly, or monthly up to 12, 18 or 24 months and does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments through the end of the ownership plan. Aaron's also offers customers the option to obtain a membership in the Aaron’s Club program. The benefits to customers of the Aaron's Club program are separated into three general categories: (a) lease protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements offered by the Aaron's Business segment (including the Aaron's Club program memberships) and BrandsMart Leasing, are cancellable at any time by either party without penalty, and as such, these offerings are renewable period to period arrangements.
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
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three and nine months ended September 30, 2023 and 2022. Included in lease revenues and fees above, the Company had $6.1 million and $18.6 million of other revenue during the three and nine months ended September 30, 2023, respectively, compared to $6.9 million and $20.9 million, respectively, in the same periods of the prior year, within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above. Lease revenues and fees are recorded within lease revenues and fees in the accompanying condensed consolidated statements of earnings.
Retail Sales
All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and nine months ended September 30, 2023 and 2022.
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
Retail sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of September 30, 2023 was $2.3 million and $3.1 million, respectively, compared to $3.0 million and $4.0 million as of December 31, 2022, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
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
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and nine months ended September 30, 2023 and 2022.
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
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.3 million and $13.5 million during the three and nine months ended September 30, 2023, respectively (three and nine months ended September 30, 2022: $4.6 million and $14.1 million, respectively), is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of earnings.
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
The Company entered into a new Franchise Loan Facility agreement on April 1, 2022, which reduced the total commitment under the Franchise Loan Facility from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million. At September 30, 2023, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $4.8 million. The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 4 to these condensed consolidated financial statements. At September 30, 2023, the Company was in compliance with all covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.0 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively. The balances at September 30, 2023 and December 31, 2022 included qualitative consideration of potential losses associated with uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment.
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
The Company had accrued $0.4 million and $2.7 million at September 30, 2023 and December 31, 2022, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management’s best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets. The Company estimates that the aggregate range of reasonably possible loss in excess of accrued liabilities for such probable loss contingencies is between zero and $0.5 million.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 30, 2023, the Company estimated that the aggregate range of loss for all material pending legal and regulatory proceedings for which a loss is reasonably possible, but less likely than probable (i.e., excluding the contingencies described in the preceding paragraph), is between zero and $0.5 million. Those matters for which a reasonable estimate is not possible are not included within estimated ranges and, therefore, the estimated ranges do not represent the Company's maximum loss exposure. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above.
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
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated the Operational Efficiency and Optimization Restructuring Program intended to strengthen operational efficiencies and reduce the Company’s overall costs. Management believes that this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center logistics competencies. Since initiation, the program has resulted in the closure or consolidation of 32 Company-operated Aaron's stores. This program also includes the Hub and Showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $0.5 million and $4.9 million during the three and nine months ended September 30, 2023, and were recorded within the Unallocated Corporate category for segment reporting. For the three months ended September 30, 2023, these expenses were comprised mainly of professional advisory fees and variable operating lease charges on previously closed stores. For the nine months ended September 30, 2023, such expenses were comprised mainly of professional advisory fees and severance charges related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions, in addition to variable operating lease charges on previously closed stores.
Since inception of the Operational Efficiency and Optimization Restructuring Program, the Company has incurred charges of $16.5 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in its store support center and Aaron's Business store oversight functions.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next three to four years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 243 Company-operated Aaron's stores during 2020, 2021, 2022 and the first nine months of 2023. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of September 30, 2023, we have identified approximately 20 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close over the course of the next twelve months.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Total net restructuring expenses under the real estate repositioning and optimization restructuring program were $2.2 million and $7.9 million during the three and nine months ended September 30, 2023. Restructuring expenses were recorded within the Unallocated Corporate category of segment reporting and were comprised mainly of continuing variable occupancy costs incurred related to closed stores and operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $69.5 million under the program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount.
The following table summarizes restructuring charges for the three and nine months ended September 30, 2023 and 2022, respectively, under the Company's restructuring programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Right-of-Use Asset Impairment	$560	$6,354	$2,195	$10,690
Operating Lease Charges[1]	1,712	1,583	6,333	3,947
Fixed Asset Impairment	87	3,554	266	5,005
Severance	71	1,491	1,900	1,929
Other Expenses[2]	266	1,948	2,126	2,276
Total Restructuring Expenses, Net	$2,696	$14,930	$12,820	$23,847
1 Includes an accrual of $2.0 million for deferred maintenance on previously restructured properties.
2 Includes professional advisory fees of $1.7 million for the nine months ended September 30, 2023.
The following table summarizes changes in the accrued expense balance related to the restructuring programs for the nine months ended September 30, 2023:

(In Thousands)	Severance	Operating Lease Charges[1,2]	Professional Advisory Fees
Balance at January 1, 2023	$695	$2,200	$1,032
Restructuring Charges	1,900	2,016	1,716
Payments	(2,428)	(2,200)	(2,748)
Balance at September 30, 2023	$167	$2,016	$—
1 Operating lease charge liabilities outstanding at January 1, 2023 represent expenses related to a real estate-related settlement which remained payable at December 31, 2022 and was subsequently paid during the first quarter of 2023.
2 Operating lease charges payable at September 30, 2023 relate to accrued maintenance charges at various properties vacated in conjunction with the restructuring programs discussed herein. These liabilities are included within accounts payable and accrued expenses in the condensed consolidated balance sheets. All other operating lease charges incurred during the nine months ended September 30, 2023 were expensed as incurred.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The BrandsMart segment includes the operations of BrandsMart U.S.A. (other than BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with 11 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The results of BrandsMart have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
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
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

	Three Months Ended September 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$340,805	$—	$—	$340,805
Retail Sales	6,208	152,392	(2,918)	155,682
Non-Retail Sales	23,573	—	—	23,573
Franchise Royalties and Fees	5,444	—	—	5,444
Other	174	—	—	174
Total Revenues	$376,204	$152,392	$(2,918)	$525,678

	Three Months Ended September 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$237,257	$34,923	$—	$(272)	$271,908
Earnings (Loss) Before Income Taxes	17,510	(2,415)	(22,144)	(208)	(7,257)
Depreciation and Amortization[2]	18,922	3,431	222	—	22,575
Capital Expenditures	22,185	3,824	1,353	—	27,362
1 The loss before income taxes for the Unallocated Corporate category during the three months ended September 30, 2023 was impacted by restructuring charges of $2.7 million, and BrandsMart U.S.A. acquisition-related costs of $0.7 million.
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
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Nine Months Ended September 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,068,351	$—	$—	$1,068,351
Retail Sales	21,141	440,326	(7,193)	454,274
Non-Retail Sales	70,308	—	—	70,308
Franchise Royalties and Fees	16,930	—	—	16,930
Other	548	—	—	548
Total Revenues	$1,177,278	$440,326	$(7,193)	$1,610,411

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2023
(In Thousands)	Aaron's Business[1]	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$744,802	$105,627	$—	$(555)	$849,874
Earnings (Loss) Before Income Taxes	84,209	(2,220)	(71,948)	(404)	9,637
Depreciation and Amortization[3]	56,280	10,466	666	—	67,412
Capital Expenditures	55,843	9,033	4,051	—	68,927
1 The earnings before income taxes for the Aaron's Business during the nine months ended September 30, 2023 includes a $3.8 million receipt from the settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes.
2 The loss before income taxes for the Unallocated Corporate category during the nine months ended September 30, 2023 was impacted by restructuring charges of $12.8 million, BrandsMart U.S.A. acquisition-related costs of $3.1 million, and separation-related costs of $0.2 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

	Nine Months Ended September 30, 2022
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$1,167,958	$—	$—	$1,167,958
Retail Sales	31,580	364,783	(4,174)	392,189
Non-Retail Sales	81,411	—	—	81,411
Franchise Royalties and Fees	17,713	—	—	17,713
Other	579	—	—	579
Total Revenues	$1,299,241	$364,783	$(4,174)	$1,659,850

	Nine Months Ended September 30, 2022
(In Thousands)	Aaron's Business	BrandsMart[1]	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$812,624	$63,915	$—	$(698)	$875,841
Earnings (Loss) Before Income Taxes	105,174	(12,964)	(96,656)	(676)	(5,122)
Depreciation and Amortization[3]	55,228	6,975	1,008	—	63,211
Capital Expenditures	75,916	2,218	5,561	—	83,695
1 Loss before income taxes for the BrandsMart segment during the nine months ended September 30, 2022 was impacted by a one-time, non-cash charge for a fair value adjustment to the acquired merchandise inventories of $23.1 million.
2 Loss before income taxes for the Unallocated Corporate category during the nine months ended September 30, 2022 was impacted by restructuring charges of $23.8 million, BrandsMart U.S.A. acquisition-related costs of $13.2 million, a goodwill impairment charge of $12.9 million to fully write-off the goodwill balance of the Aaron's Business reporting unit and separation-related costs of $1.0 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management’s current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast,", "future", "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include factors such as (i) factors impacting consumer spending, including the current inflationary environment, increasing consumer debt levels and reduced savings rates, general macroeconomic conditions and rising interest rates; (ii) the possibility that the operational, strategic and shareholder value creation opportunities expected from the separation and spin-off of the Aaron’s Business (as described in the 2022 Annual Report) into what is now The Aaron’s Company, Inc. may not be achieved in a timely manner, or at all; (iii) the failure of that separation to qualify for the expected tax treatment; (iv) the risk that the Company may fail to realize the benefits expected from the acquisition of BrandsMart U.S.A., including projected synergies; (v) risks related to the disruption of management time from ongoing business operations due to the BrandsMart U.S.A. acquisition; (vi) failure to promptly and effectively integrate the BrandsMart U.S.A. acquisition; (vii) the effect of the BrandsMart U.S.A. acquisition on our ongoing results and businesses and on the ability of Aaron's and BrandsMart to retain and hire key personnel or maintain relationships with suppliers; (viii) changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business; (ix) legal and regulatory proceedings and investigations, including those related to consumer protection laws and regulations, customer privacy, third party and employee fraud and information security; (x) the risks associated with our strategy and strategic priorities not being successful, including our e-commerce and real estate repositioning and optimization initiatives or being more costly than anticipated; (xi) risks associated with the challenges faced by our business, including the commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xii) increased competition from traditional and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xiii) financial challenges faced by our franchisees; (xiv) increases in lease merchandise write-offs; (xv) the availability and prices of supply chain resources, including products and transportation; (xvi) business disruptions due to political or economic instability due to the ongoing conflicts in Ukraine and the Middle East; and (xvii) the other risks and uncertainties discussed under "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report"). Statements in this Quarterly Report that are “forward-looking” include without limitation statements about: (i) the execution of our key strategic priorities; (ii) the growth and other benefits we expect from executing those priorities; (iii) our financial performance outlook; and (iv) the Company’s goals, plans, expectations, and projections regarding the expected benefits of the BrandsMart acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this news release. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022, including the notes to those statements, appearing elsewhere in this report. We also suggest that management’s discussion and analysis appearing in this report be read in conjunction with the management’s discussion and analysis and the consolidated and combined financial statements included in our 2022 Annual Report.
Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of September 30, 2023, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) its e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron’s Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").

Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,250 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with 11 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
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
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization program to transform our Company-operated Aaron's store portfolio to our GenNext store concept, which features larger showrooms and/or re-engineered store layouts, increased product selection, technology-enabled shopping and checkout, and a refined operating model. We expect that this strategy, together with our aarons.com e-commerce platform and increased use of technology to better serve our customers, will enable us to reduce store operating costs while continuing to better serve our existing markets, as well as attract new customers and expand into new markets in the future.
Since initiation, the program has resulted in the closure, consolidation, or relocation of 243 Company-operated Aaron's stores during 2020, 2021, 2022 and the first nine months of 2023. This program also resulted in the closure of one administrative store support building and further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During the third quarter of 2023, the Company opened 15 new GenNext locations. Combined with the 230 locations open at the beginning of the quarter, total GenNext stores contributed approximately 28.9% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the nine months ended September 30, 2023. As of September 30, 2023, we have identified approximately 20 remaining Aaron's stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close over the course of the next twelve months. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.

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
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $69.5 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses due to new stores identified for closure and continuing variable occupancy costs related to closed stores, which could be partially offset if we are able to negotiate future early buyouts of leases with landlords.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated the Operational Efficiency and Optimization Restructuring Program intended to reduce the Company’s overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 32 Company-operated Aaron's stores during the nine months ended September 30, 2023. This program also includes the Hub and Showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $4.9 million during the nine months ended September 30, 2023. Such expenses were recorded within the Unallocated Corporate category for segment reporting and were comprised mainly of severance charges primarily related to the Company's January 2023 headcount reduction of its store support center and Aaron's Business store oversight functions, professional advisory fees, continuing variable occupancy costs incurred related to closed stores, operating lease right-of-use asset impairment charges and fixed asset impairment charges.
Since inception of the Operational Efficiency and Optimization Restructuring Program, the Company has incurred charges of $16.5 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in store support center and field support staff headcount.
COVID-19 Pandemic and Legislative Relief
Our business has been, and may in the future be, impacted by the ongoing or renewed impacts of COVID-19 or any related pandemic or health crisis.
In response to the global impacts of COVID-19 on U.S. companies and citizens, the government enacted the Coronavirus, Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020, the Consolidated Appropriations Act on December 27, 2020, and the American Rescue Plan Act of 2021 ("American Rescue Plan") on March 11, 2021. The Company utilized tax relief options available to the Company under the CARES Act. including, among other items, the deferral of $16.5 million in payroll taxes, which generally applied to Social Security taxes otherwise due. The Company was required to pay 50% of the tax deferral prior to December 31, 2021 and paid the remaining 50% in December 2022. As of September 30, 2023, the Company has no remaining liability for payroll taxes deferred under the CARES Act.

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
Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including inflation, rising interest rates, elevated consumer debt levels, declining savings rates, the slowing of consumer demand, and business disruptions due to geopolitical conflicts, on all aspects of our business. We anticipate that challenging market conditions will continue throughout the remainder of 2023 and into 2024, including elevated levels of costs that affect customers, such as fuel and housing, and slowing consumer demand driven primarily by the elevated consumer debt levels and declining savings rates. We anticipate that these headwinds will be partially mitigated by our cost cutting, lease decisioning, and real estate repositioning and optimization strategies further described above.
The following summarizes significant financial highlights from the three months ended September 30, 2023:
•Consolidated revenues were $525.7 million in the third quarter of 2023, a decrease of 11.4% compared to the third quarter of 2022.
•Total revenues for the Aaron's Business were $376.2 million in the third quarter of 2023 compared to $412.9 million in the third quarter of 2022, a decrease of 8.9%. This decrease is primarily driven by a lower lease portfolio size during the quarter, lower exercise of early purchase options and lower retail sales.
•The lease portfolio size, excluding BrandsMart Leasing, began 2023 at $126.5 million, down 7.2% compared to the beginning of 2022, and ended the third quarter of 2023 at $116.4 million, down 7.5% compared to the third quarter of 2022.
•E-commerce revenues for the Aaron's Business, increased 1.3% compared to the prior year quarter and were 18.5% and 16.2% of lease revenues (excluding BrandsMart Leasing) during the three months ended September 30, 2023 and 2022, respectively. E-commerce revenues for BrandsMart decreased by 21.3% during the three months ended September 30, 2023 compared to the prior year quarter and were 8.9% and 9.3% of total product revenues during the three months ended September 30, 2023 and 2022, respectively.
•During the third quarter of 2023, the Company opened 15 new GenNext locations. Combined with the 230 GenNext locations open at the beginning of the quarter, total GenNext stores contributed approximately 30.8% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended September 30, 2023.
•Loss before income taxes was $7.3 million in the third quarter of 2023 compared to loss before income taxes of $20.6 million in the third quarter of 2022. Loss before income taxes for the third quarter of 2023 was negatively impacted by restructuring charges of $2.7 million and BrandsMart U.S.A. acquisition-related costs of $0.7 million. Loss before income taxes for the third quarter of 2022 was negatively impacted by restructuring charges of $14.9 million, a goodwill impairment charge of $12.9 million, BrandsMart acquisition-related costs of $1.7 million, and separation-related costs of $0.2 million.
•Net loss for the third quarter of 2023 was $4.1 million compared to a net loss of $15.6 million in the prior year period. Diluted loss per share for the third quarter of 2023 was $0.13 compared with diluted loss per share of $0.51 in the prior year period.

•The Company repurchased 539,719 shares of common stock for $5.7 million during the three months ended September 30, 2023.
•Cash provided by operating activities exceeded cash used in investing activities for the three and nine months ended September 30, 2023, resulting in a reduction in debt of $55.0 million, and an increase in cash of $11.6 million for the nine months ended September 30, 2023.
Key Metrics
Aaron's Business
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month, primarily as a result of customer agreements that reach full ownership, customer early purchase option exercises, lease merchandise returns, and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the third quarter of 2023 with a lease portfolio size for all Company-operated Aaron's stores of $116.4 million, a decrease of 7.5% compared to the lease portfolio size as of September 30, 2022.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the lease revenues collected or renewed related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the third quarter of 2023 was 86.2%, compared to 86.3% in the third quarter of 2022.
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
For the three month period ended September 30, 2023 BrandsMart comparable sales decreased 17.0%. We calculated this amount by comparing BrandsMart retail sales for the comparable period in 2022 for all BrandsMart stores open for the entire 15-month period ended September 30, 2023 as well as the remaining revenue components noted above.
Comparable sales for the nine month period ended September 30, 2023 have not been provided, as a comparable period was not included in the prior period consolidated results as of September 30, 2022, due to the completion of the BrandsMart acquisition on April 1, 2022.
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
Similarly, the BrandsMart business generates the highest quarterly revenues during the fourth quarter of each year, which includes the holiday shopping season. Due to such seasonality, in addition to inflationary and other economic pressures, results for any quarter or period are not necessarily indicative of the results that may be achieved for any interim period or a full fiscal year.

Key Components of Earnings (Loss) Before Income Taxes
In this management’s discussion and analysis section, we review our condensed consolidated results. The financial statements for the three and nine months ended September 30, 2023 and comparable prior year periods are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company. The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.
For the three and nine months ended September 30, 2023 and the comparable prior year periods, some of the key revenue, cost and expense items that affected earnings (loss) before income taxes were as follows:
Revenues. We separate our total revenues into four components: (a) lease revenues and fees; (b) retail sales; (c) non-retail sales; and (d) franchise royalties and other revenues. Lease revenues and fees primarily include all revenues derived from lease agreements at both our Aaron's and BrandsMart Leasing brands and fees from our Aaron's Club program. Lease revenues and fees are recorded net of a provision for uncollectible accounts receivable related to lease renewal payments from lease agreements with customers. Retail sales primarily include the sale of merchandise inventories from our BrandsMart operations and the related warranty revenues, as well as the sale of both new and pre-leased merchandise from our Company-operated Aaron's stores. Like many retailers, this business is seasonal with the highest quarterly revenues for retail sales generated in the fourth quarter due to the holiday season. Non-retail sales primarily represent new merchandise sales to our Aaron's franchisees and, to a lesser extent, sales of Woodhaven manufactured products to third-party retailers. Franchise royalties and other revenues primarily represent fees from the sale of franchise rights and royalty payments from franchisees, as well as other related income from our franchised stores. Franchise royalties and other revenues also include revenues from leasing Company-owned real estate properties to unrelated third parties, as well as other miscellaneous revenues.
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

Consolidated Results of Operations – Three months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES:
Lease Revenues and Fees	$340,805	$372,127	$(31,322)	(8.4)%
Retail Sales	155,682	188,734	(33,052)	(17.5)
Non-Retail Sales	23,573	26,542	(2,969)	(11.2)
Franchise Royalties and Other Revenues	5,618	5,981	(363)	(6.1)
	525,678	593,384	(67,706)	(11.4)
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	113,970	125,711	(11,741)	(9.3)
Retail Cost of Sales	119,732	146,292	(26,560)	(18.2)
Non-Retail Cost of Sales	20,068	23,634	(3,566)	(15.1)
	253,770	295,637	(41,867)	(14.2)
GROSS PROFIT	271,908	297,747	(25,839)	(8.7)
Gross Profit %	51.7%	50.2%

OPERATING EXPENSES:
Personnel Costs	125,907	134,001	(8,094)	(6.0)
Other Operating Expenses, Net	125,361	123,040	2,321	1.9
Provision for Lease Merchandise Write-Offs	20,730	28,022	(7,292)	(26.0)
Restructuring Expenses, Net	2,696	14,930	(12,234)	(81.9)
Impairment of Goodwill	—	12,933	(12,933)	(100.0)
Separation Costs	34	220	(186)	(84.5)
Acquisition-Related Costs	693	1,659	(966)	(58.2)
	275,421	314,805	(39,384)	(12.5)

OPERATING (LOSS) PROFIT	(3,513)	(17,058)	13,545	79.4
Interest Expense	(3,456)	(3,151)	(305)	(9.7)
Other Non-Operating Expense, Net	(288)	(344)	56	16.3

(LOSS) EARNINGS BEFORE INCOME TAXES	(7,257)	(20,553)	13,296	64.7

INCOME TAX BENEFIT	(3,120)	(4,937)	(1,817)	(36.8)

NET (LOSS) EARNINGS	$(4,137)	$(15,616)	$11,479	73.5%

Revenues. Total consolidated revenues were $525.7 million during the three months ended September 30, 2023, a $67.7 million decrease compared to the prior year period. This decrease was driven by a $36.7 million decrease in revenues in the Aaron's Business segment and a $30.9 million decrease in revenue at the BrandsMart segment during the three months ended September 30, 2023, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $271.9 million during the three months ended September 30, 2023, a $25.8 million decrease compared to the prior year period. This decrease was primarily driven by a $19.8 million decrease in gross profit at the Aaron's Business segment, as well as a $6.1 million decrease in gross profit at the BrandsMart segment during the three months ended September 30, 2023, as discussed further in the "Segment Performance" section below.
As a percentage of total consolidated revenues, consolidated gross profit increased to 51.7% during the three months ended September 30, 2023 compared to 50.2% for the comparable period in the prior year primarily due to higher gross profit margin on retail and non-retail sales in the Aaron's Business.

Operating Expenses
Personnel Costs. Personnel Costs decreased by $8.1 million during the third quarter of 2023 due primarily to the optimization of store labor, store support, and operational oversight functions at the Aaron's Business and the optimization of labor in the BrandsMart stores, partially offset by higher incentive based compensation.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Occupancy Costs	$57,811	$57,461	$350	0.6%
Shipping and Handling	15,621	16,930	(1,309)	(7.7)
Advertising Costs	7,301	7,798	(497)	(6.4)
Intangible Amortization	2,588	2,957	(369)	(12.5)
Professional Services	3,493	3,288	205	6.2
Bank and Credit Card Related Fees	8,811	7,932	879	11.1
Gains on Dispositions of Store-Related Assets, net	(772)	(3,438)	2,666	77.5
Other Miscellaneous Expenses, net	30,508	30,112	396	1.3
Other Operating Expenses, net	$125,361	$123,040	$2,321	1.9%
As a percentage of total revenues, other operating expenses, net increased to 23.8% for the third quarter of 2023 from 20.7% in the same period in 2022.
Shipping and handling costs decreased primarily due to lower fuel and distribution costs at the Aaron's Business driven by inflationary and other economic pressures during the third quarter of 2022, as well as lower product deliveries during the three months ended September 30, 2023 as compared to the same period in the prior year.
Advertising costs decreased due to an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs at the Aaron’s Business partially offset by a decrease in vendor marketing credits to be applied as a reduction to advertising in the BrandsMart segment.
Bank and Credit Card Related Fees increased primarily due to higher financing costs associated with our private label credit card at the BrandsMart segment and a larger mix of financed retail purchase transactions at the BrandsMart segment during the three months ended September 30, 2023, as compared to the same period in 2022.
Gains on dispositions of store-related assets, net decreased primarily due to a $2.8 million gain related to a sale and leaseback transaction of two Company-owned Aaron's store properties recorded during the three months ended September 30, 2022. There were no sale and leaseback transactions during the three months ended September 30, 2023.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business decreased to 6.1% for the three months ended September 30, 2023 compared to 7.5% in the same period of 2022. Decisioning enhancements made prior to the third quarter of 2023 contributed to lower write-offs of lease merchandise and a lower provision for lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring activity for the three months ended September 30, 2023 resulted in expenses of $2.7 million, which were primarily comprised of $1.7 million of continuing variable occupancy costs incurred related to previously closed stores, $0.6 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure, and $0.3 million of professional advisory fees and other charges. Restructuring activity for the three months ended September 30, 2022 resulted in expenses of $14.9 million, which were primarily comprised of $9.9 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure in the period as well as an administrative building in Kennesaw, Georgia, $1.6 million of continuing variable occupancy costs incurred related to previously closed stores and $1.5 million of severance charges related to reductions in store support center staff.
Separation Costs. Separation costs for the three months ended September 30, 2023 and 2022 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards associated with the spin-off transaction (as described in the 2022 Annual Report) that occurred in 2020.
Acquisition-Related Costs. Acquisition-related costs recognized during the three months ended September 30, 2023 and 2022 primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.

Operating Profit
Interest Expense. Interest Expense increased to $3.5 million for the three months ended September 30, 2023 from $3.2 million for the three months ended September 30, 2022. Interest expense for both the three months ended September 30, 2023 and 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs.
Other non-operating expense, net. Other non-operating expense, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net losses of $0.3 million and net losses of $0.4 million during the three months ended September 30, 2023 and 2022, respectively. Foreign currency remeasurement net losses and gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended September 30, 2023 or 2022.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $3.1 million during the three months ended September 30, 2023 compared to an income tax benefit of $4.9 million for the same period in 2022. The effective tax rate increased to 43.0% for the three months ended September 30, 2023 compared to 24.0% for the same period in 2022. The tax rate increase in 2023 is primarily due to the loss before income taxes of $7.3 million and an income tax benefit of $1.1 million related to the true-up of federal and state tax credits for the three months ended September 30, 2023.
Segment Performance – Three months ended September 30, 2023 and 2022
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Lease Revenues and Fees	$340,805	$372,127	$(31,322)	(8.4)%
Retail Sales	6,208	8,264	(2,056)	(24.9)
Non-Retail Sales	23,573	26,542	(2,969)	(11.2)
Franchise Royalties and Fees	5,444	5,803	(359)	(6.2)
Other	174	178	(4)	(2.2)
Total Revenues - Aaron's Business	$376,204	$412,914	$(36,710)	(8.9)%
The decreases in lease revenues and fees and retail sales during the three months ended September 30, 2023 were primarily due to a smaller lease portfolio size during the period, fewer exercises of early purchase options, and lower retail sales compared to the prior year period.
E-commerce revenues, increased 1.3% compared to the prior year quarter and were 18.5% and 16.2% of lease revenues (excluding BrandsMart Leasing) during the three months ended September 30, 2023 and 2022, respectively.
The decrease in non-retail sales is primarily due to comparatively lower lease merchandise inventory purchases by Aaron's franchisees in the third quarter of 2023 compared to the third quarter of 2022. Non-retail sales also decreased primarily due to the reduction of seven franchised Aaron's stores during the 15-month period ended September 30, 2023.
The decrease in franchise royalties and fees is primarily the result of a lower lease portfolio size at Aaron's franchisees during the period, due in part to the reduction of seven franchised Aaron's stores during the 15-month period ended September 30, 2023, lower retail sales, and lower early payouts.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Gross Profit	$237,257	$257,066	$(19,809)	(7.7)%
Earnings Before Income Taxes	17,510	23,493	(5,983)	(25.5)

As a percentage of total revenues, gross profit for the Aaron's Business improved to 63.1% during the three months ended September 30, 2023 compared to 62.3% for the comparable period in 2022. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $226.5 million and $246.2 million during the three months ended September 30, 2023 and 2022, respectively. The decline in gross profit is primarily driven by a lower lease portfolio size in the quarter. Gross profit margin was 66.5% and 66.2% for the respective periods.
Gross profit for retail sales for the Aaron's Business was $1.6 million and $2.0 million during the three months ended September 30, 2023 and 2022, respectively, which represented a gross profit margin of 26.4% and 23.8% for the respective periods. The increase in gross profit margin is primarily due to implemented pricing actions that aimed to improve gross margin during the three months ended September 30, 2023.
Gross profit for non-retail sales for the Aaron's Business was $3.5 million and $2.9 million during the three months ended September 30, 2023 and 2022, respectively, which represented a gross profit margin of 14.9% and 11.0% for the respective periods. The increase in gross margin is primarily due to pricing initiatives implemented during the three months ended September 30, 2023.
Earnings before income taxes for the Aaron's Business segment decreased by $6.0 million during the three months ended September 30, 2023 primarily due to lower revenues.
BrandsMart Segment Results
The following table presents revenue for the BrandsMart segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Retail Sales	$152,392	$183,341	$(30,949)	(16.9)%
Gross Profit	34,923	41,040	(6,117)	(14.9)
(Loss) Earnings Before Income Taxes	(2,415)	2,955	(5,370)	(181.7)
Revenues. The decrease in retail sales for the three months ended September 30, 2023 was primarily due to a 17.0% decrease in comparable sales for the three months ended September 30, 2023.
Gross Profit. As a percentage of total revenues, gross profit for the BrandsMart segment improved to 22.9% during the three months ended September 30, 2023 compared to 22.4% for the comparable period in 2022.
(Loss) Earnings before Income Taxes. Loss before income taxes was $2.4 million during the three months ended September 30, 2023, compared to earnings before income taxes of $3.0 million for the comparable period in 2022 primarily due to the decrease in comparable sales.

Consolidated Results of Operations – Nine months ended September 30, 2023 and 2022
The results of BrandsMart, which is presented as a separate reportable segment, have been included in the Company's consolidated results from the April 1, 2022 acquisition date.

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
REVENUES
Lease Revenues and Fees	$1,068,351	$1,167,958	$(99,607)	(8.5)%
Retail Sales	454,274	392,189	62,085	15.8
Non-Retail Sales	70,308	81,411	(11,103)	(13.6)
Franchise Royalties and Other Revenues	17,478	18,292	(814)	(4.5)
	1,610,411	1,659,850	(49,439)	(3.0)
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	356,511	390,147	(33,636)	(8.6)
Retail Cost of Sales	344,545	320,635	23,910	7.5
Non-Retail Cost of Sales	59,481	73,227	(13,746)	(18.8)
	760,537	784,009	(23,472)	(3.0)
GROSS PROFIT	849,874	875,841	(25,967)	(3.0)
Gross Profit %	52.8%	52.8%

OPERATING EXPENSES
Personnel Costs	382,297	385,368	(3,071)	(0.8)
Other Operating Expenses, Net	371,176	363,786	7,390	2.0
Provision for Lease Merchandise Write-Offs	59,891	72,092	(12,201)	(16.9)
Restructuring Expenses, Net	12,820	23,847	(11,027)	(46.2)
Impairment of Goodwill	—	12,933	(12,933)	(100.0)
Separation Costs	163	990	(827)	(83.5)
Acquisition-Related Costs	3,087	13,156	(10,069)	(76.5)
	829,434	872,172	(42,738)	(4.9)
OPERATING PROFIT	20,440	3,669	16,771	nmf
Interest Expense	(11,724)	(5,964)	(5,760)	(96.6)
Other Non-Operating Income (Expense), Net	921	(2,827)	3,748	132.6

EARNINGS (LOSS) BEFORE INCOME TAXES	9,637	(5,122)	14,759	nmf

INCOME TAX BENEFIT	(5,541)	(5,696)	(155)	(2.7)

NET EARNINGS	$15,178	$574	$14,914	nmf
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $1.61 billion during the nine months ended September 30, 2023, a $49.4 million decrease compared to the prior year period. This decrease was primarily driven by a $122.0 million decrease in revenues in the Aaron's Business segment during the nine months ended September 30, 2023, partially offset by the acquisition of BrandsMart U.S.A. on April 1, 2022, which reported revenues of a $440.3 million in the nine months ended September 30, 2023. See further details in the "Segment Performance" sections below.

Gross Profit. Consolidated gross profit for the Company was $849.9 million during the nine months ended September 30, 2023, a $26.0 million decrease compared to the prior year period. This decrease was primarily driven by a $67.8 million decrease in gross profit at the Aaron's Business segment, offset by the nine months ended September 30, 2023 BrandsMart segment gross profit of $105.6 million, $35.1 million of which was recognized in the first quarter of 2023. Gross profit for the BrandsMart segment during the nine months ended September 30, 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
As a percentage of total revenues, gross profit was 52.8% during the nine months ended September 30, 2023 and 2022.
Operating Expenses
Personnel Costs. Personnel costs decreased by $3.1 million during the nine months ended September 30, 2023 due primarily to the optimization of store labor, store support, and operational oversight functions at both business segments, partially offset by an increase in incentive based compensation, as well as the acquisition of BrandsMart U.S.A. The acquisition of BrandsMart U.S.A. resulted in personnel costs of $49.7 million in the BrandsMart segment during the nine months ended September 30, 2023, and more specifically, $17.1 million during the first quarter of 2023. No personnel costs were recognized under the BrandsMart segment in the first quarter of 2022 as the acquisition closed on April 1, 2022.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Occupancy Costs	$169,868	$159,946	$9,922	6.2%
Shipping and Handling	48,238	52,900	(4,662)	(8.8)
Advertising Costs	26,868	31,143	(4,275)	(13.7)
Intangible Amortization	7,829	6,599	1,230	18.6
Professional Services	11,076	12,132	(1,056)	(8.7)
Bank and Credit Card Related Fees	24,848	22,029	2,819	12.8
Gains on Dispositions of Store-Related Assets, net	(3,007)	(10,605)	7,598	71.6
Other Miscellaneous Expenses, net	85,456	89,642	(4,186)	(4.7)
Other Operating Expenses, net	$371,176	$363,786	$7,390	2.0%
As a percentage of total revenues, other operating expenses, net was 23.0% and 21.9% for the nine months ended September 30, 2023, and 2022, respectively.
Occupancy costs increased primarily due to the acquisition of BrandsMart U.S.A., which resulted in occupancy costs of $30.2 million in the BrandsMart segment during the nine months ended September 30, 2023, as well as higher depreciation of property, plant and equipment associated with newer Company-operated Aaron's store locations under our repositioning and optimization initiatives, partially offset by lower maintenance expense and the planned net reduction of 60 Company-operated Aaron's stores.
Shipping and handling costs decreased during the nine months ended September 30, 2023 primarily due to lower fuel and distribution costs at the Aaron's Business driven by inflationary and other economic pressures that were present during the nine months ended September 30, 2022, as well as lower product deliveries during the nine months ended September 30, 2023, as compared to the same period in 2022.
Advertising costs decreased primarily due to higher levels of advertising production costs incurred in 2022, that did not recur in 2023, as well as a shift in 2023 to lower cost direct response advertising. This mix in advertising also resulted in an increase in vendor marketing contributions eligible to be applied as a reduction to advertising costs during the nine months ended September 30, 2023 as compared to the same period in 2022. These reductions were partially offset by the acquisition of BrandsMart U.S.A., which resulted in advertising costs of $2.7 million in the BrandsMart segment during the nine months ended September 30, 2023.
Intangible amortization increased primarily due to the amortization of intangible assets acquired in the BrandsMart U.S.A. acquisition.
Bank and credit card related fees increased primarily due to the acquisition of BrandsMart U.S.A., as well as higher financing costs associated with our private label credit card at the BrandsMart segment during the nine months ended September 30, 2023, as compared to the same period in 2022.

Gains on dispositions of store-related assets, net decreased primarily due to gains of $8.5 million recognized during the nine months ended September 30, 2022 related to sale and leaseback transactions for seven Company-owned Aaron's store properties. There were no sale and leaseback transactions during the nine months ended September 30, 2023.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The decrease in this category during the nine months ended September 30, 2023 is primarily due to the receipt in January 2023 of a $3.8 million settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes, partially offset by the acquisition of BrandsMart U.S.A., which resulted in other miscellaneous expenses of $8.0 million in the BrandsMart segment. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business decreased to 5.6% for the nine months ended September 30, 2023 compared to 6.2% for the comparable period in 2022. Although economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers which resulted in lower lease renewal rates, the continued enhancements of our lease decisioning model contributed to lower write-offs of lease merchandise and a lower provision for lease merchandise write-offs.
Restructuring Expenses, Net. Restructuring activity for the nine months ended September 30, 2023 resulted in expenses of $12.8 million, which were primarily comprised of $6.3 million of continuing variable occupancy costs incurred related to previously closed stores, $2.5 million of operating lease right-of-use asset and fixed asset impairments, and $2.2 million of professional advisory fees and other charges. Restructuring activity for the nine months ended September 30, 2022 resulted in expenses of $23.8 million, which were primarily comprised of $15.7 million of operating lease right-of-use asset and fixed asset impairment for Company-operated Aaron's stores identified for closure as well as an administrative building in Kennesaw, Georgia and $3.9 million of continuing variable occupancy costs incurred related to previously closed stores.
Separation Costs. Separation costs for the nine months ended September 30, 2023 and 2022 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction (as described in the 2022 Annual Report) and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Acquisition-related costs primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $11.7 million for the nine months ended September 30, 2023 from $6.0 million for the nine months ended September 30, 2022 due to an increase in interest rates. Interest expense for the nine months ended September 30, 2023 and 2022 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs.
Other non-operating income (expense), net. Other non-operating income (expense), net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.9 million and net losses of $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. Foreign currency remeasurement net losses resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the nine months ended September 30, 2023 or 2022.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $5.5 million during the nine months ended September 30, 2023 compared to an income tax benefit of $5.7 million for the same period in 2022. The effective tax rate decreased to (57.5)% for the nine months ended September 30, 2023 compared to 111.2% for the same period in 2022. The net income tax benefit recognized in 2023 and resulting decrease in the effective tax rate was primarily due to earnings before income taxes of $9.6 million, an income tax benefit of $2.4 million related to the true-up of federal and state tax credits, and a deferred income tax benefit of $6.6 million generated by the remeasurement of state deferred tax assets in connection with a change in the expected state apportionment percentages related to the election to treat Aaron's LLC, a subsidiary of the Company, as a corporation for income tax purposes effective January 1, 2023. The net income tax benefit recognized in 2022 and resulting effective tax rate was primarily due to the loss before income taxes of $5.1 million and the impact of a deferred income tax benefit of $4.5 million generated by the remeasurement of state deferred tax assets and liabilities in connection with the BrandsMart U.S.A. acquisition during the nine months ended September 30, 2022.

Segment Performance – Nine months ended September 30, 2023 and 2022
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Lease Revenues and Fees	$1,068,351	$1,167,958	$(99,607)	(8.5)%
Retail Sales	21,141	31,580	(10,439)	(33.1)
Non-Retail Sales	70,308	81,411	(11,103)	(13.6)
Franchise Royalties and Fees	16,930	17,713	(783)	(4.4)
Other	548	579	(31)	(5.4)
Total Revenues - Aaron's Business	$1,177,278	$1,299,241	$(121,963)	(9.4)%
The decreases in lease revenues and fees and retail sales during the nine months ended September 30, 2023 were primarily due to a lower lease portfolio size during the period, a lower lease renewal rate, lower exercise of early purchase options, and lower retail sales during the nine months ended September 30, 2023.
E-commerce revenues increased 5.3% compared to the prior year period and were 18.1% and 15.6% of total lease revenues and fees during the nine months ended September 30, 2023 and 2022, respectively.
The decrease in non-retail sales is primarily due to comparatively lower lease merchandise inventory purchases by Aaron's franchisees stemming from higher customer demand during the first nine months of 2022. Non-retail sales also decreased primarily due to the reduction of 10 franchised stores during the 24-month period ended September 30, 2023.
The decrease in franchise royalties and fees is primarily the result of a lower lease portfolio size at Aaron's franchisees during the period, due in part to the reduction of 10 franchised stores during the 24-month period ended September 30, 2023, lower early payouts, and lower retail sales.
Gross Profit and Earnings Before Income Taxes.

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Gross Profit	$744,802	$812,624	$(67,822)	(8.3)%
Earnings Before Income Taxes	84,209	105,174	(20,965)	(19.9)
As a percentage of total revenues, gross profit for the Aaron's Business increased to 63.3% during the nine months ended September 30, 2023 compared to 62.5% for the comparable period in 2022. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $710.9 million and $777.6 million during the nine months ended September 30, 2023 and 2022, respectively, which represented a gross profit margin of 66.5% and 66.6% for the respective periods. The decline in gross profit is primarily driven by a $53.3 million decrease due to a lower lease portfolio size, lower lease originations, lower lease renewal rate, lower early purchase options, and higher levels of idle inventory in 2023 compared to 2022.
Gross profit for retail sales for the Aaron's Business was $5.6 million and $8.5 million during the nine months ended September 30, 2023 and 2022, respectively, which represented a gross profit margin of 26.5% and 27.0% for the respective periods. The decline in gross profit margin is primarily due to an unfavorable mix shift from retail sales of new merchandise to retail sales of returned merchandise in 2023 as compared to 2022.
Gross profit for non-retail sales for the Aaron's Business was $10.8 million and $8.2 million during the nine months ended September 30, 2023 and 2022, respectively, which represented a gross profit margin of 15.4% and 10.1% for the respective periods. The increase in gross margin is primarily due to a reduction in inventory costs during the nine months ended September 30, 2023, combined with pricing initiatives implemented by the Company.
Earnings before income taxes for the Aaron's Business segment decreased by $21.0 million during the nine months ended September 30, 2023 compared to the prior year period primarily due to the $67.8 million decrease in gross profit, partially offset by lower personnel costs, lower other operating expense, and a lower provision for lease merchandise write-offs.

BrandsMart Segment Results

	Nine Months Ended September 30,		Change
(In Thousands)	2023	2022	$	%
Retail Sales	$440,326	$364,783	$75,543	20.7%
Gross Profit	105,627	63,915	41,712	65.3
(Loss) Before Income Taxes	(2,220)	(12,964)	10,744	82.9
Revenues. BrandsMart segment revenues, entirely comprised of retail sales, have been included in the Company's consolidated results from the April 1, 2022 acquisition date and were $440.3 million during the nine months ended September 30, 2023, compared to $364.8 million during the nine months ended September 30, 2022.
Gross Profit. Gross profit for retail sales for the BrandsMart segment has been included in the Company's consolidated results from the April 1, 2022 acquisition date and was $105.6 million and $63.9 million during the nine months ended September 30, 2023 and 2022, respectively. As a percentage of revenues, gross profit for the BrandsMart segment was 24.0% and 17.5% during the nine months ended September 30, 2023 and 2022, respectively. Gross profit for the BrandsMart segment during the nine months ended September 30, 2022 includes a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
(Loss) before Income Taxes. The BrandsMart segment reported a loss before income taxes of $2.2 million during the nine months ended September 30, 2023, compared to a loss of $13.0 million for the comparable period in 2022. The results for the BrandsMart segment during the nine months ended September 30, 2022 reflect a one-time $23.1 million non-cash charge for a fair value adjustment to the acquired merchandise inventories.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2022 to September 30, 2023 include:
•Cash and cash equivalents increased $11.6 million to $39.3 million at September 30, 2023. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Other intangibles decreased $7.9 million due to amortization expense recognized during the nine months ended September 30, 2023.
•Treasury shares increased $9.0 million due primarily to the Company's repurchase of 606,062 shares of common stock for $6.5 million during the nine months ended September 30, 2023.
•Debt decreased $55.0 million primarily due to net repayments made on the Revolving Facility and Term Loan during the nine months ended September 30, 2023. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company’s financing arrangements.
Liquidity and Capital Resources
General
Our primary uses of capital have historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for franchisee acquisitions. The Company also periodically repurchases common stock and pays quarterly cash dividends. In 2023, uses of capital have included purchases, including leasehold improvements and merchandise inventory, associated with the opening of a new BrandsMart store.
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. As of September 30, 2023, the Company had $39.3 million of cash and $339.6 million of availability under its $375.0 million unsecured credit facility (the "Credit Facility") which is further described in Note 4 to the condensed consolidated financial statements.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, and other capital requirements associated with our business operations over the next 12 months and thereafter for the foreseeable future.

Cash Provided by Operating Activities
Cash provided by operating activities was $149.1 million and $123.9 million during the nine months ended September 30, 2023 and 2022, respectively. The increase in operating cash flows was primarily driven by lower lease merchandise purchases, partially offset by a lower lease portfolio size during the nine months ended September 30, 2023 as inflation, a softer income tax refund season, and other economic pressures within the broader macroeconomic environment continued to impact the liquidity of our customers. Other changes in cash provided by operating activities are discussed above in our discussion of results for the nine months ended September 30, 2023.
Cash Used in Investing Activities
Cash used in investing activities was $62.3 million and $331.5 million during the nine months ended September 30, 2023 and 2022, respectively. The $269.2 million decrease in investing cash outflows was primarily due to the purchase consideration of $266.8 million related to the BrandsMart U.S.A. acquisition in the prior year, and $12.1 million lower proceeds from the sale of property, plant and equipment, partially offset by $14.8 million lower cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, during the nine months ended September 30, 2023 compared to the prior year period.
Cash (Used in) Provided by Financing Activities
Cash used in financing activities was $75.2 million during the nine months ended September 30, 2023 compared to cash provided by financing activities of $222.7 million during the nine months ended September 30, 2022. The $297.9 million change in financing cash flows during the nine months ended September 30, 2023 was primarily due to the Company's borrowings under the Term Loan and the Revolving Facility that occurred during April 2022 to finance the BrandsMart U.S.A. acquisition, as well as an increase in net repayments of the Company's borrowings under its Revolving Facility during the nine months ended September 30, 2023, partially offset by $4.6 million lower outflows related to the repurchase of the Company's common stock during the nine months ended September 30, 2023 compared to the prior year period.
Share Repurchases
During the nine months ended September 30, 2023, the Company repurchased 606,062 shares of the Company's common stock for a total purchase price of approximately $6.5 million. The total shares outstanding as of September 30, 2023 were 30,329,287, compared to 30,780,478 as of September 30, 2022. The Company's remaining share repurchase authorization was $127.0 million as of September 30, 2023.
Dividends
In August 2023, the Board approved a quarterly dividend of $0.1250 per share, which was paid on October 4, 2023 to shareholders of record as of the close of business on September 14, 2023. Aggregate dividend payments for the nine months ended September 30, 2023 were $11.2 million, compared to $10.1 million in the same period of the prior year. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of September 30, 2023, the total available credit under the $375.0 million revolving component of our Credit Facility (defined below) was $339.6 million, which reflects $16.4 million of outstanding borrowings under the Revolving Facility and approximately $19.0 million for our outstanding letters of credit.
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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all covenants under the Credit Facility at September 30, 2023.
Commitments
Income Taxes
During the nine months ended September 30, 2023, we made net income tax payments of $11.5 million. Within the next three months, we anticipate making estimated cash payments of $0.5 million for state income taxes.
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
We estimate the deferred tax liability associated with bonus depreciation from the Tax Act and the prior tax legislation is approximately $136.0 million as of December 31, 2022, of which approximately 73% is expected to reverse as a deferred income tax benefit in 2023 and most of the remainder during 2024. These amounts exclude bonus depreciation the Company will receive on qualifying expenditures after December 31, 2022. There is no expected impact to net income tax expense (benefit) due to the temporary nature of this adjustment.
Franchise Loan Guaranty
We have guaranteed the borrowings of certain independent franchisees under a franchise loan agreement (the "Franchise Loan Facility") with a bank that is a party to our Revolving Facility.
As further described in Note 4 to these accompanying condensed consolidated financial statements, a new Franchise Loan Facility agreement was entered into by the Company on April 1, 2022. This new agreement reduced the total commitment under the Franchise Loan Facility, from $15.0 million to $12.5 million and extended the commitment termination date to March 31, 2023. On February 10, 2023, the Company amended its Franchise Loan Facility to extend the maturity date from March 31, 2023 to March 30, 2024. Subsequently on February 23, 2023, the Company amended its Franchise Loan Facility to reduce the total commitment amount from $12.5 million to $10.0 million. We are able to request an additional 364-day extension of our Franchise Loan Facility, as long as we are not in violation of any of the covenants under that facility or our Revolving Facility, and no event of default exists under those agreements, until such time as our Revolving Facility expires. We currently expect to include a franchise loan facility as part of any extension or renewal of our Revolving Facility thereafter. At September 30, 2023, the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $4.8 million, which would be due in full within 75 days of the event of default.

Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, the Company could incur losses that could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $1.0 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, the Company had $188.1 million of borrowings outstanding under the Credit Facility, further described in Note 4 to the condensed consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company’s Total Net Debt to EBITDA Ratio, or (ii) the base rate (as defined in the Credit Facility) plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with a forward effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Based on the Company’s variable-rate debt outstanding as of September 30, 2023, a hypothetical 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.7 million on an annualized basis.
We do not use any other significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the implementation of controls, procedures and supporting systems with respect to transactions and account balances resulting from the BrandsMart acquisition referenced in Note 2 to these condensed consolidated financial statements.

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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2023 through July 31, 2023	—	—	—	$132,709,435
August 1, 2023 through August 31, 2023	76,588	11.99	76,588	131,790,987
September 1, 2023 through September 30, 2023	463,131	10.27	463,131	127,033,496
Total	539,719		539,719
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," except as set forth below:

Name and Title	Action	Applicable	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Douglas Lindsay Chief Executive Officer	Adopt	August 4, 2023	November 2, 2023 - October 31, 2024	Y	112,566 shares of Common Stock
Stephen Olsen President	Adopt	August 4, 2023	November 2, 2023 - July 31, 2024	Y	25,000 shares of Common Stock
* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	October 23, 2023	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	October 23, 2023	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)