Form 10-Q
period 2024-03-31
Aaron's Company, Inc.
filed 2024-05-06
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of May 2, 2024
Common Stock, $0.50 Par Value	30,625,548

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2024	December 31, 2023
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$41,036	$59,035
Accounts Receivable (net of allowances of $7,632 at March 31, 2024 and $9,029 at December 31, 2023)	35,162	39,782
Lease Merchandise (net of accumulated depreciation and allowances of $406,430 at March 31, 2024 and $411,641 at December 31, 2023)	629,581	622,262
Merchandise Inventories, Net	83,012	90,172
Property, Plant and Equipment, Net	265,479	269,833
Operating Lease Right-of-Use Assets	453,276	465,824
Goodwill	55,750	55,750
Other Intangibles, Net	105,662	108,158
Income Tax Receivable	7,853	10,363
Prepaid Expenses and Other Assets	108,804	105,397
Total Assets	$1,785,615	$1,826,576
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$267,267	$292,175
Deferred Tax Liabilities	79,859	83,217
Customer Deposits and Advance Payments	63,716	68,391
Operating Lease Liabilities	491,324	502,692
Debt	212,913	193,963
Total Liabilities	1,115,079	1,140,438
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at March 31, 2024 and December 31, 2023; Shares Issued: 37,094,782 at March 31, 2024 and 36,656,650 at December 31, 2023	18,547	18,328
Additional Paid-in Capital	753,253	750,751
Retained Earnings	48,092	66,202
Accumulated Other Comprehensive Loss	(318)	(1,355)
	819,574	833,926
Treasury Shares at Cost: 6,469,234 Shares at March 31, 2024 and 6,295,216 Shares at December 31, 2023	(149,038)	(147,788)
Total Shareholders' Equity	670,536	686,138
Total Liabilities & Shareholders' Equity	$1,785,615	$1,826,576
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$346,009	$373,795
Retail Sales	136,929	150,546
Non-Retail Sales	22,642	23,935
Franchise Royalties and Other Revenues	5,917	6,085
	511,497	554,361
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	112,540	125,141
Retail Cost of Sales	105,962	113,529
Non-Retail Cost of Sales	19,112	19,997
	237,614	258,667
GROSS PROFIT	273,883	295,694
OPERATING EXPENSES:
Personnel Costs	125,068	131,445
Other Operating Expenses, Net	131,935	124,145
Provision for Lease Merchandise Write-Offs	20,507	20,160
Restructuring Expenses, Net	7,898	5,289
Separation Costs	17	129
Acquisition-Related Costs	880	1,848
	286,305	283,016
OPERATING (LOSS) PROFIT	(12,422)	12,678
Interest Expense	(4,534)	(4,358)
Other Non-Operating Income, Net	637	572
(LOSS) EARNINGS BEFORE INCOME TAXES	(16,319)	8,892
INCOME TAX BENEFIT	(2,138)	(3,906)
NET (LOSS) EARNINGS	$(14,181)	$12,798
(LOSS) EARNINGS PER SHARE	$(0.46)	$0.42
(LOSS) EARNINGS PER SHARE ASSUMING DILUTION	$(0.46)	$0.41
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net (Loss) Earnings	$(14,181)	$12,798
Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Derivative Instruments, net of Tax[1]	1,155	(990)
Foreign Currency Translation Adjustment, net of Tax[1]	(118)	324
Total Other Comprehensive Income (Loss)	1,037	(666)
Comprehensive (Loss) Income	$(13,144)	$12,132
1 The Unrealized Gain on Derivative Instruments is presented net of tax expense of $0.4 million and net of a tax benefit of $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The Foreign Currency Translation Adjustment is presented net of tax a benefit of $0.3 million for the three months ended March 31, 2023. The tax component for the Foreign Currency Translation Adjustment for the three months ended March 31, 2024 was insignificant.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(14,181)	$12,798
Adjustments to Reconcile Net (Loss) Earnings to Cash (Used in) Provided by Operating Activities:
Depreciation of Lease Merchandise	110,726	123,291
Other Depreciation and Amortization	23,036	22,570
Provision for Lease Merchandise Write-Offs	20,507	20,160
Accounts Receivable Provision	8,842	6,908
Stock-Based Compensation	2,721	2,922
Deferred Income Taxes	(4,547)	(5,985)
Impairment of Assets	3,310	914
Non-Cash Lease Expense	30,348	30,042
Other Changes, Net	(3,358)	(900)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(141,078)	(116,820)
Merchandise Inventories	7,160	9,801
Accounts Receivable	(4,223)	1,016
Prepaid Expenses and Other Assets	(241)	1,346
Income Tax Receivable	2,510	1,907
Operating Lease Right-of-Use Assets and Liabilities	(30,886)	(30,350)
Accounts Payable and Accrued Expenses	(24,511)	(18,470)
Customer Deposits and Advance Payments	(4,675)	(190)
Cash (Used in) Provided by Operating Activities	(18,540)	60,960
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(20,941)	(20,209)
Proceeds from Dispositions of Property, Plant, and Equipment	6,640	2,149
Proceeds from Other Investing-Related Activities	1,644	—
Cash Used in Investing Activities	(12,657)	(18,060)
FINANCING ACTIVITIES:
Repayments on Swing Line Loans, Net	—	(19,250)
Proceeds from Revolver and Term Loan	21,094	31,094
Repayments on Revolver and Term Loan	(2,188)	(32,187)
Dividends Paid	(3,791)	(3,442)
Shares Withheld for Tax Payments	(1,250)	(2,539)
Debt Modification Costs	(641)	—
Cash Provided by (Used in) Financing Activities	13,224	(26,324)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26)	(25)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(17,999)	16,551
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	60,660	29,341
Cash and Cash Equivalents at End of Period:
Cash and Cash Equivalents	41,036	44,267
Restricted Cash included in Prepaid Expenses and Other Assets	1,625	1,625
Total Cash, Cash Equivalents, and Restricted Cash at End of Period	$42,661	$45,892
    The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a discussion of trends that we believe have affected our business during the periods covered by these financial statements, see Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the "Highlights," "Consolidated Results of Operations" and "Liquidity and Capital Resources", below, and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission ("SEC") on February 29, 2024 (the "2023 Annual Report").
Description of Business
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of March 31, 2024, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) aarons.com e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron's Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,220 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
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
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries for the three months ended March 31, 2024 and comparable prior year period reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Intercompany balances and transactions between consolidated entities have been eliminated and reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2023 Annual Report for an expanded discussion of accounting policies and estimates.
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
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended March 31,
(Shares In Thousands)	2024	2023
Weighted Average Shares Outstanding	30,552	30,793
Dilutive Effect of Share-Based Awards[1]	—	446
Weighted Average Shares Outstanding Assuming Dilution	30,552	31,239
1 There was no dilutive effect of share-based awards for the three months ended March 31, 2024 due to the net loss incurred in the period.
Approximately 1.2 million weighted-average share based awards were excluded from the computation of earnings per share assuming dilution during the three months ended March 31, 2023 as the awards would have been anti-dilutive for the period.
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
See Note 4 to these condensed consolidated financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. The prepaid advertising asset was $4.8 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
Total advertising costs are classified within other operating expenses, net in the condensed consolidated statements of (loss) earnings. These advertising costs are presented net of cooperative advertising considerations received from vendors, which represents reimbursement of specific, identifiable and incremental costs incurred in selling those vendors' products, and are recorded as a reduction of advertising costs.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows total advertising costs, net of cooperative advertising consideration:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Advertising Costs, Gross	$27,685	$20,414
Less: Cooperative Advertising Considerations	(8,899)	(7,459)
Advertising Costs, Net	$18,786	$12,955
Accounts Receivable
Accounts receivable consist of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers), and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	March 31, 2024	December 31, 2023
Customers	$7,540	$8,737
Corporate	19,037	23,660
Franchisee	8,585	7,385
	$35,162	$39,782
The Company maintains an accounts receivable allowance for the Aaron's Business customer lease agreements, under which its policy is to record a provision for returns and uncollectible contractually due renewal payments based on historical payments experience, which is recognized as a reduction of lease revenues and fees within the condensed consolidated statements of (loss) earnings. Other qualitative factors are considered in estimating the allowance, such as current and forecasted business trends. The Company writes off customer lease receivables for its Aaron's Business operations that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off customer lease receivables for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.
The Company also maintains an allowance for outstanding franchisee accounts receivable. The Company's policy is to estimate future losses related to certain franchisees that are deemed to have a higher risk of non-payment and record an allowance for these estimated losses. The estimated allowance on franchisee accounts receivable includes consideration of the financial position of each franchisee and qualitative consideration of potential losses associated with uncertainties impacting the franchisee's ability to satisfy their obligations. Uncertainties include inflationary and other economic pressures in the current macroeconomic environment. Accordingly, actual accounts receivable write-offs could differ from the allowance. The provision for uncollectible franchisee accounts receivable is recorded as bad debt expense in other operating expenses, net within the condensed consolidated statements of (loss) earnings.
The allowance related to corporate receivables is not significant as of March 31, 2024 and December 31, 2023.
The following table shows the components of the accounts receivable allowance:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Beginning Balance	$9,029	$8,895
Accounts Written Off, net of Recoveries	(10,239)	(9,895)
Accounts Receivable Provision	8,842	6,908
Ending Balance	$7,632	$5,908

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Bad Debt Expense	$145	$26
Provision for Returns and Uncollectible Renewal Payments	8,697	6,882
Accounts Receivable Provision	$8,842	$6,908
Lease Merchandise
The Company's lease merchandise is recorded at the lower of depreciated cost, including overhead costs from our distribution centers, or net realizable value. The cost of merchandise manufactured by our Woodhaven operations is recorded at cost and includes overhead from production facilities, shipping costs and warehousing costs. The Company begins depreciating furniture and appliances at the earlier of the lease date or 24 months and one day from its purchase, while all other lease merchandise begins depreciating at the earlier of the lease date or 12 months and one day from its purchase. Lease merchandise fully depreciates over the lease agreement period when on lease, generally 12 to 24 months, and generally 36 months when not on lease. Depreciation is accelerated upon early payout.
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	March 31, 2024	December 31, 2023
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$411,755	$419,531
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	217,826	202,731
Lease Merchandise, net of Accumulated Depreciation and Allowances	$629,581	$622,262
1 Includes Woodhaven's inventory, which is primarily comprised of raw materials, that has been classified within lease merchandise in the condensed consolidated balance sheets of $9.2 million and $8.7 million as of March 31, 2024 and December 31, 2023, respectively.
The Aaron's store-based operations' policies require weekly merchandise counts at its store-based operations, which include write-offs for unsalable, damaged, or missing merchandise inventories. Monthly cycle counting procedures are performed at both the Aaron's distribution centers and Woodhaven manufacturing facilities. Physical inventories are also taken at the manufacturing facilities annually. The Company also monitors merchandise levels and mix by division, store, and distribution center, as well as the average age of merchandise on hand. If obsolete merchandise cannot be returned to vendors, its carrying amount is adjusted to its net realizable value or written off. Generally, all merchandise not on lease is available for lease or sale. On a monthly basis, all damaged, lost or unsalable merchandise identified is written off and is included as a component of the provision for lease merchandise write-offs in the accompanying condensed consolidated statements of (loss) earnings.
The Company records a provision for write-offs using the allowance method, which is included within lease merchandise, net within the condensed consolidated balance sheets. The allowance method for lease merchandise write-offs estimates the merchandise losses incurred but not yet identified by management as of the end of the accounting period based primarily on historical write-off experience. Other qualitative factors are considered in estimating the allowance, such as seasonality and the impacts of uncertainty surrounding inflationary and other economic pressures in the current macroeconomic environment. Therefore, actual lease merchandise write-offs could differ from the allowance. The provision for write-offs is included in provision for lease merchandise write-offs in the accompanying condensed consolidated statements of (loss) earnings. The Company writes off lease merchandise on lease agreements that are 60 days or more past due on pre-determined dates twice monthly. The Company writes off lease merchandise on lease agreements for its BrandsMart Leasing operations that are 90 days or more past due on pre-determined dates twice monthly.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the allowance for lease merchandise write-offs:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Beginning Balance	$12,912	$13,894
Merchandise Written off, net of Recoveries	(21,036)	(20,674)
Provision for Write-offs	20,507	20,160
Ending Balance	$12,383	$13,380
Merchandise Inventories
The Company's merchandise inventories are stated at the lower of weighted average cost or net realizable value and consist entirely of merchandise held for sale by the BrandsMart segment. In-bound freight-related costs from vendors, net of allowances and vendor rebates, are included as part of the net cost of merchandise inventories. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within retail cost of sales in the condensed consolidated statements of (loss) earnings.
The Company periodically evaluates aged and distressed inventory and establishes an inventory markdown which represents the excess of the carrying value over the amount the Company expects to realize from the ultimate sale of the inventory. Markdowns establish a new cost basis for the inventory and are recorded within retail cost of sales within the condensed consolidated statement of (loss) earnings. The write-offs of merchandise inventories associated with the Company's cycle and physical inventory count processes are also included within retail cost of sales in the condensed consolidated statement of (loss) earnings. The Company records an inventory reserve for the anticipated loss associated with selling inventories below cost. This reserve is based on management's current knowledge with respect to inventory levels, sales trends, and historical experience selling or disposing of aged or obsolete inventory.
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	March 31, 2024	December 31, 2023
Merchandise Inventories, gross	$83,879	$91,093
Reserve for Merchandise Inventories	(867)	(921)
Merchandise Inventories, net	$83,012	$90,172
The following table shows the components of the reserve for merchandise inventories:

	Three Months Ended	Three Months Ended
(In Thousands)	March 31, 2024	March 31, 2023
Beginning Balance	$921	$981
Merchandise Written off	(94)	—
Provision for Write-offs	40	(76)
Ending Balance	$867	$905

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	March 31, 2024	December 31, 2023
Prepaid Expenses	$19,449	$14,482
Insurance Related Assets	27,917	33,035
Company-Owned Life Insurance	15,878	15,231
Deferred Tax Assets	25,220	24,137
Other Assets[1,2]	20,340	18,512
	$108,804	$105,397
1 Amounts as of March 31, 2024 and December 31, 2023 included restricted cash of $1.6 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
2 Amounts included $2.5 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively, of certain properties classified as held for sale. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification as held for sale. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease, though the Company has chosen not to develop or use these properties, and plans to sell them to third parties as quickly as practicable.
Sale-Leaseback Transactions
During the three months ended March 31, 2024, the Company entered into two sale and leaseback transactions related to four Company-owned Aaron's store properties. Net proceeds from the sales were $5.4 million, all of which was received during the three months ended March 31, 2024. Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows. The Company recognized a gain of $3.3 million associated with these transactions during the three months ended March 31, 2024, which was classified within other operating expenses, net in the condensed consolidated statements of (loss) earnings.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Rate Swap
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with an effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Under the terms of the agreement, the Company will receive a floating interest rate based on 1-month Chicago Mercantile Exchange ("CME") Term Secured Overnight Financing Rate ("SOFR") and pay a fixed interest rate of 3.87% on the notional amount. The interest rate swap is designated as a cash flow hedge. Changes in the fair value of the interest rate swap are recorded quarterly, net of income tax, and included as a component of accumulated other comprehensive loss in the Company's condensed consolidated balance sheets.
During the three months ended March 31, 2024, the Company reclassified $0.4 million of net gains from accumulated other comprehensive loss to interest expense. See Note 2 to these condensed consolidated financial statements for further information regarding the fair value determination of the Company's interest rate swap agreement.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	March 31, 2024	December 31, 2023
Accounts Payable	$122,206	$134,191
Estimated Claims Liability Costs	63,399	64,082
Accrued Salaries and Benefits	28,176	39,058
Accrued Real Estate and Sales Taxes	17,962	20,146
Other Accrued Expenses and Liabilities	35,524	34,698
	$267,267	$292,175
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. BrandsMart and BrandsMart Leasing are the only reporting units with goodwill as of March 31, 2024 and December 31, 2023. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company's goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Such events or circumstances include a sustained decline in the Company's stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Company's strategic plans.
We may be required to recognize material impairments to the BrandsMart or BrandsMart Leasing goodwill balances in the future if: (i) we fail to successfully execute on one or more elements of the BrandsMart strategic plan; (ii) actual results are unfavorable to our estimates and assumptions used to calculate fair value; (iii) the BrandsMart or BrandsMart Leasing carrying values increase without an associated increase in fair value; and/or (iv) BrandsMart or BrandsMart Leasing is materially impacted by further deterioration of macroeconomic conditions, including inflation and rising interest rates.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company completed its annual goodwill impairment test for BrandsMart and BrandsMart Leasing as of October 1, 2023, and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the three months ended March 31, 2024, that would more likely than not reduce the fair value of BrandsMart or BrandsMart Leasing below their carrying amounts, Goodwill allocated to the BrandsMart and BrandsMart Leasing reporting units on March 31, 2024 and December 31, 2023 was $29.2 million and $26.5 million, respectively.
Stockholders' Equity
Changes in stockholders' equity for the three months ended March 31, 2024 and 2023 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(6,295)	$(147,788)	36,657	$18,328	$750,751	$66,202	$(1,355)	$686,138
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,929)	—	(3,929)
Stock-Based Compensation	—	—	—	—	2,721	—	—	2,721
Issuance of Shares under Equity Plans	(174)	(1,250)	438	219	(219)	—	—	(1,250)
Net Loss	—	—	—	—	—	(14,181)	—	(14,181)
Unrealized Gain on Derivative Instruments, net of tax	—	—	—	—	—	—	1,155	1,155
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	(118)	(118)
Balance, March 31, 2024	(6,469)	$(149,038)	37,095	$18,547	$753,253	$48,092	$(318)	$670,536

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(5,480)	$(138,753)	36,100	$18,050	$738,428	$79,073	$(1,396)	$695,402
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,966)	—	(3,966)
Stock-Based Compensation	—	—	—	—	2,874	—	—	2,874
Issuance of Shares Under Equity Plans	(207)	(2,539)	496	248	(248)	—	—	(2,539)
Net Earnings	—	—	—	—	—	12,798	—	12,798
Unrealized (Loss) on Derivative Instruments, net of tax	—	—	—	—	—	—	(990)	(990)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	324	324
Balance, March 31, 2023	(5,687)	$(141,292)	36,596	$18,298	$741,054	$87,905	$(2,062)	$703,903
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of the Company's assets and liabilities as of March 31, 2024 and December 31, 2023 are further described in Note 2 to these condensed consolidated financial statements.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2024 and March 31, 2023 are summarized below:

	Three Months Ended March 31, 2024
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2023	$(442)	$(913)	$(1,355)
Other Comprehensive Income (Loss), net of Tax	1,155	(118)	1,037
Balance at March 31, 2024	$713	$(1,031)	$(318)

	Three Months Ended March 31, 2023
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2022	$(17)	$(1,379)	$(1,396)
Other Comprehensive (Loss) Income, net of Tax	(990)	324	(666)
Balance at March 31, 2023	$(1,007)	$(1,055)	$(2,062)
Recent Accounting Pronouncements
Effective in Future Periods
In October 2023, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement (ASU 2023-06) related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification ("Codification"). The amendments in the update are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's ("SEC") regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect this update to have a material impact on our consolidated financial statements.
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

(In Thousands)	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,157)	$—	$—	$(10,574)	$—
Interest Rate Swap Asset (Liability)	$—	$952	$—	$—	$(468)	$—
The Company maintains The Aaron's Company, Inc. Deferred Compensation Plan, which is an unfunded, nonqualified deferred compensation plan for a select group of management, highly compensated employees and non-employee directors. The liability represents benefits accrued for plan participants and is valued at the quoted market prices of the participants' investment elections, which consist of equity and debt "mirror" funds. As such, the Company has classified the deferred compensation liability as a Level 2 liability, which is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$2,509	$—	$—	$850	$—
Assets classified as held for sale are recorded at the lower of carrying value or fair value less estimated costs to sell, and any adjustment is recorded in other operating expenses, net or restructuring expenses, net (if the asset is a part of the Company's restructuring programs as described in Note 6 to these condensed consolidated financial statements) in the condensed consolidated statements of (loss) earnings. The highest and best use of the primary components of assets held for sale are as real estate land parcels for development or real estate properties for use or lease; however, the Company has chosen not to develop or use these properties, and plans to sell the properties to third parties as quickly as practicable.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	March 31, 2024	December 31, 2023
Revolving Facility	$45,000	$25,000
Term Loan, Due in Installments through April 2027[1]	167,913	168,963
Total Debt	212,913	193,963
Less: Current Maturities	7,481	6,388
Long-Term Debt	$205,432	$187,575
1 Includes unamortized debt issuance costs of $0.5 million and $0.6 million as of March 31, 2024 and December 31, 2023. The Company has included $2.1 million and $2.2 million of debt issuance costs as of March 31, 2024 and December 31, 2023, respectively, related to the amended revolving credit facility, within prepaid expenses and other assets in the condensed consolidated balance sheets.
Revolving Credit Facility and Term Loan
On April 1, 2022 the Company entered into an unsecured credit facility (the "Credit Facility") that provided for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which included (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company pays a commitment fee on unused balances related to the revolving facility, which ranges from 0.20% to 0.30% as determined by the Company's ratio of total net debt to EBITDA (as defined by the agreement).
On February 23, 2024, the Company amended its Credit Facility to, among other things: decrease the Revolving Facility commitment from $375 million to $275 million, (ii) include a Security Agreement consisting of a first priority lien (subject to Permitted Liens) on certain agreed upon assets of the Borrowers and Guarantors, including a pledge of the capital stock of all existing and future Material Subsidiaries and Holdings excluding Real Property, and (iii) amend the existing Fixed Charge Coverage ratio to lower the required minimum threshold.
As a result of the amendment, during the three months ended March 31, 2024, the Company incurred $0.6 million in creditor and third-party fees. These fees were capitalized and included within prepaid expenses and other assets in the condensed and consolidated balance sheets, and will be amortized over the remaining life of the Revolving Facility. The Company expensed $0.6 million of unamortized debt issuance costs due to the reduction in the borrowing capacity of its Revolving Facility.
As of March 31, 2024, $168.4 million and $45.0 million remained outstanding under the Term Loan and Revolving Facility, respectively, compared to $169.5 million and $25.0 million outstanding at December 31, 2023. Amounts outstanding under the letters of credit, which reduce availability under the Revolving Facility, were $19.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes.
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
Franchise Loan Facility
On April 1, 2022, the Company also entered into a $12.5 million unsecured franchise loan facility (the "Franchise Loan Facility"), which operates as a guarantee by the Company of certain debt obligations of certain Aaron's franchisees (the "Borrower") under a franchise loan program.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the event these franchisees are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of the franchisees' debt obligations under the Franchise Loan Facility, which would be due in full within 90 days of such event of default. Borrowings under the Franchise Loan Facility bear interest at a rate per annum equal to SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the Franchise Loan Facility). The Franchise Loan Facility is available for a period of 364 days commencing on April 1, 2022, and permits the Borrower to request extensions for additional 364-day periods.
On February 23, 2024, the Company amended its Franchise Loan Facility to conform to the changes resulting from the amendment to its Credit Facility (described above), and to extend the maturity date from March 30, 2024 to March 29, 2025. As of March 31, 2024, the Franchise Loan Facility had a total commitment amount of $10.0 million. On April 12, 2024, pursuant to the terms of the Franchise Loan Facility, the Company voluntarily reduced the commitment amount to $3.5 million.
Financial Covenants
The Credit Facility and the Franchise Loan Facility contain customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and, (b) a minimum Fixed Charge Coverage Ratio of 1.30 to 1.00.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all covenants under the Credit Facility at March 31, 2024.
NOTE 4. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Lease Revenues and Fees	$346,009	$373,795
Retail Sales	136,929	150,546
Non-Retail Sales	22,642	23,935
Franchise Royalties and Fees	5,729	5,898
Other	188	187
Total Revenues[1]	$511,497	$554,361
1 Includes revenues from Canadian operations of $4.2 million and $4.4 million during the three months ended March 31, 2024 and 2023, respectively, which are primarily lease revenues and fees.
Lease Revenues and Fees
The Aaron's Business segment, which includes BrandsMart Leasing, provides lease merchandise, consisting of furniture, appliances, electronics, computers, and other home goods to their customers for lease under certain terms agreed to by the customer. The Aaron's Business segment offers leases with flexible ownership plans that can be generally renewed weekly, bi-weekly, semi-monthly, or monthly up to 12, 18 or 24 months and does not require deposits upon inception of customer agreements. The customer has the right to acquire ownership either through an early purchase option or through payment of all required lease payments through the end of the ownership plan. Aaron's also offers customers the option to obtain a membership in the Aaron's Club program. The benefits to customers of the Aaron's Club program are separated into three general categories: (a) lease protection benefits; (b) health & wellness discounts; and (c) dining, shopping and consumer savings. Lease agreements offered by the Aaron's Business segment (including the Aaron's Club program memberships) and BrandsMart Leasing, are cancellable at any time by either party without penalty, and as such, these offerings are renewable period to period arrangements.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
All of Aaron's customer lease agreements, including BrandsMart Leasing, are considered operating leases. The Company maintains ownership of the lease merchandise until all payment obligations are satisfied under lease agreements. Initial direct costs related to customer agreements are expensed as incurred and have been classified as other operating expenses, net in the condensed consolidated statements of (loss) earnings. The condensed consolidated statement of (loss) earnings effects of expensing the initial direct costs as incurred are not materially different from amortizing initial direct costs over the lease ownership plan.
Substantially all lease revenues and fees were within the scope of ASC 842, Leases, during the three months ended March 31, 2024 and 2023. Included in lease revenues and fees above, the Company had $6.2 million and $6.3 million of other revenue during the three months ended March 31, 2024 and 2023, respectively, within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above in the accompanying condensed consolidated statements of (loss) earnings.
Retail Sales
All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2024 and 2023.
Aaron's Business
Revenues from the retail sale of lease merchandise to individual consumers are recognized at the point of sale and are recorded within retail sales in the accompanying condensed consolidated statements of (loss) earnings. Generally, the transfer of control occurs near or at the point of sale for retail sales. Aaron's Business retail sales are not subject to a returns policy.
BrandsMart
Revenues from the retail sale of merchandise inventories are recorded within retail sales in the accompanying condensed consolidated statement of (loss) earnings and are recognized at a point in time that the Company has satisfied its performance obligation and transferred control of the product to the respective customer. Revenues associated with retail sales transactions for which control has not transferred are deferred and are recorded within customer deposits and advance payments within the accompanying consolidated balance sheets.
Retail sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of March 31, 2024 was $2.0 million and $2.6 million, respectively, compared to $2.5 million and $3.4 million as of December 31, 2023, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
Additional protection plans can be purchased by BrandsMart U.S.A. customers that provides extended warranty coverage on their product purchases, with payment being due for this protection at the point of sale. A third-party underwriter assumes the risk associated with the coverage and is primarily responsible for fulfillment. The Company is an agent to the contract and records the fixed commissions within retail sales in the accompanying condensed consolidated statements of (loss) earnings on a net basis.
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of (loss) earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three months ended March 31, 2024 and 2023.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company guarantees certain debt obligations of some of the franchisees and receives guarantee fees based on the outstanding debt obligations of such franchisees. Refer to Note 5 to these condensed consolidated financial statements for additional discussion of the franchise-related guarantee obligation. The Company also charges fees for advertising efforts that benefit the franchisees, which are recognized at the time the advertising takes place.
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, $4.5 million and $4.8 million during the three months ended March 31, 2024 and 2023, respectively, is related to franchise royalty income that is recognized as the fees become due. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of (loss) earnings.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
The Company has guaranteed certain debt obligations of some of its Aaron's franchisees under a franchise loan program (the "Franchise Loan Facility") as described in further detail in Note 3 to these condensed consolidated financial statements. The Company has recourse rights to franchisee assets securing the debt obligations, which consist primarily of lease merchandise and fixed assets. Since the inception of the franchise loan program in 1994, the Company's losses associated with the program have been insignificant. However, the Company could incur losses that could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of Aaron's franchisees resulting in an event of default or impending defaults by franchisees.
On April 1, 2022, the Company entered into a Franchise Loan Facility agreement, which has been amended twice since that date. The most recent amendment, which occurred on February 23, 2024, amended the Franchise Loan Facility to conform to the changes resulting from the amendment to its Credit Facility described in Note 3, and to extend the maturity date to March 29, 2025. As of March 31, 2024, the Franchise Loan Facility has a total commitment amount of $10.0 million, and the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $2.3 million. On April 12, 2024, pursuant to the terms of the Franchise Loan Facility, the Company voluntarily reduced the commitment amount to $3.5 million.
The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 3 to these condensed consolidated financial statements. At March 31, 2024, the Company was in compliance with all covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $0.5 million and $1.0 million at March 31, 2024 and December 31, 2023, respectively. The balances at March 31, 2024 and December 31, 2023 included qualitative consideration of potential losses associated with uncertainties impacting the operations and liquidity of our franchisees. Such uncertainties include inflationary and other economic pressures in the current macroeconomic environment.
Legal Proceedings
From time to time, the Company is party to various legal and regulatory proceedings arising in the ordinary course of business, certain of which have been described below. The Company establishes an accrued liability for legal and regulatory proceedings when it determines that a loss is both probable and the amount of the loss can be reasonably estimated. The Company continually monitors its litigation and regulatory exposure and reviews the adequacy of its legal and regulatory reserves on a quarterly basis. The amount of any loss ultimately incurred in relation to matters for which an accrual has been established may be higher or lower than the amounts accrued for such matters due to the inherent uncertainty in litigation, regulatory and similar adversarial proceedings, and substantial losses from these proceedings or the costs of defending them could have a material adverse impact upon the Company's business, financial position, and results of operations.
At March 31, 2024 and December 31, 2023, the Company had accrued $1.1 million and $0.7 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In Jacob Atkinson v. Aaron’s, LLC dba Aaron’s Sales & Lease Ownership, LLC, Civil Action No. 2:23-cv-01742-BJR (W.D. Wash.), filed on October 11, 2023, currently before the United States District Court for the Western District of Washington, plaintiff alleges that the Company violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110, because certain of the Company’s job postings did not include a wage scale or salary range. Because the statute is new, issues including standing, applicability as to who it covers, and the constitutionality of the statutory penalty have not been determined. Plaintiff seeks injunctive and declaratory relief and also seeks certification of a putative class. On January 22, 2024, the Company filed a motion to dismiss the lawsuit. On April 30, 2024 the Company's motion to dismiss was granted by the district court without prejudice and with leave to amend.
The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above. Other than as described above, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2024.
Other Contingencies
Management regularly assesses the Company's insurance deductibles, monitors litigation and regulatory exposure with the Company's attorneys, and evaluates its loss experience. The Company also enters into various contracts in the normal course of business that may subject it to risk of financial loss if counterparties fail to perform their contractual obligations.
NOTE 6. RESTRUCTURING
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
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated the Operational Efficiency and Optimization Restructuring Program intended to strengthen operational efficiencies and reduce the Company's overall costs. Management believes that this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center logistics competencies. Since initiation, the program resulted in the closure or consolidation of 57 Company-operated Aaron's stores through March 31, 2024. This program also includes the Hub and Showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $5.3 million and $2.9 million during the three months ended March 31, 2024 and 2023, respectively, and were recorded within the Unallocated Corporate category for segment reporting. For both periods presented, these expenses were comprised mainly of severance charges resulting from headcount reductions at its store support center to more closely align with current business conditions, continuing variable occupancy costs incurred related to closed stores, and operating lease right-of-use asset and fixed asset impairment charges. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
Since inception of the Operational Efficiency and Optimization Restructuring Program, the Company has incurred charges of $23.3 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in its store support center and Aaron's Business store oversight functions.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next two to three years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 260 Company-operated stores through March 31, 2024. This program also resulted in the closure of one

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions. As of March 31, 2024, we have identified approximately 2 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are expected to close over the course of the next twelve months.
Total net restructuring expenses under the real estate repositioning and optimization restructuring program were $2.6 million and $2.4 million during the three months ended March 31, 2024 and 2023, respectively, and are recorded within the Unallocated Corporate category for segment reporting. For both periods presented, these expenses were comprised mainly of continuing variable occupancy costs incurred related to closed stores and operating lease right-of-use asset and fixed asset impairment charges related to the vacancy or planned vacancy of stores identified for closure. The three months ended March 31, 2024 also includes a $1.1 million net loss on the sale of store properties and related assets.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $73.4 million under the program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
The following table summarizes total restructuring charges for the three months ended March 31, 2024 and 2023, respectively, under the Company's two restructuring programs described above:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Right-of-Use Asset Impairment	$1,673	$774
Operating Lease Charges	1,781	1,908
Fixed Asset Impairment	375	121
Severance	2,540	2,202
Net Loss (Gain) on Sale of Store Properties and Related Assets	1,115	(26)
Other Expenses	414	310
Total Restructuring Expenses, Net	$7,898	$5,289
NOTE 7. SEGMENTS
Segment Reporting
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

	Three Months Ended March 31, 2024
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$346,009	$—	$—	$346,009
Retail Sales	6,487	132,523	(2,081)	136,929
Non-Retail Sales	22,642	—	—	22,642
Franchise Royalties and Fees	5,729	—	—	5,729
Other	188	—	—	188
Total Revenues	$381,055	$132,523	$(2,081)	$511,497

	Three Months Ended March 31, 2024
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$244,631	$29,476	$—	$(224)	$273,883
Earnings (Loss) Before Income Taxes	18,734	(6,421)	(28,520)	(112)	(16,319)
Other Depreciation and Amortization[2]	19,000	3,833	203	—	23,036
Capital Expenditures	17,564	2,464	913	—	20,941
1 The loss before income taxes for the Unallocated Corporate category during the three months ended March 31, 2024 was impacted by restructuring charges of $7.9 million, and BrandsMart U.S.A. acquisition-related costs of $0.9 million.
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$373,795	$—	$—	$373,795
Retail Sales	8,318	144,158	(1,930)	150,546
Non-Retail Sales	23,935	—	—	23,935
Franchise Royalties and Fees	5,898	—	—	5,898
Other	187	—	—	187
Total Revenues	$412,133	$144,158	$(1,930)	$554,361

	Three Months Ended March 31, 2023
(In Thousands)	Aaron's Business[1]	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$260,706	$35,135	$—	$(147)	$295,694
Earnings (Loss) Before Income Taxes	35,859	(888)	(25,971)	(108)	8,892
Other Depreciation and Amortization[3]	18,703	3,644	223	—	22,570
Capital Expenditures	18,029	916	1,264	—	20,209
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management's current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast," "future," "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 ("Quarterly Report") and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include (i) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business, and failures to comply with existing or new laws or regulations, including those related to consumer protection, as well as an increased focus on our industry by federal and state regulatory authorities; (ii) our ability to execute on our multi-year strategic plan and achieve the benefits and outcomes we expect, including improving our business, centralizing key processes such as customer lease decisioning and payments, real estate optimization, enhancing our e-commerce platform and digital acquisition channels, enhancing and growing BrandsMart, and optimizing our cost structure; (iii) our ability to attract and retain key personnel; (iv) our ability to manage cybersecurity risks, disruptions or failures in our information technology systems and to protect the security of personal information of our customers and employees; (v) weakening general market and economic conditions, especially as they may affect retail sales, increased interest rates, unemployment and consumer confidence; (vi) the concentration of our stores in certain regions or limited markets; (vii) the current inflationary environment could result in increased labor, raw materials or logistics costs that we are unable to offset or accelerating prices that result in lower lease volumes; (viii) business disruptions due to political and economic instability resulting from global conflicts such as the Russia-Ukraine conflict and related economic sanctions and the conflict in Israel, Palestine and surrounding areas, as well as domestic civil unrest; (ix) any future potential pandemics, as well as related measures taken by governmental or regulatory authorities to combat the pandemic; (x) challenges faced by our business, including commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xi) increased competition from direct-to-consumer and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xii) increases in lease merchandise write-offs; (xiii) any failure to realize the benefits expected from the acquisition of BrandsMart, including projected synergies; (xiv) the acquisition of BrandsMart may create risks and uncertainties which could materially and adversely affect our business and results of operations; (xv) our ability to successfully acquire and integrate businesses and to realize the projected results and expected benefits of acquisitions or strategic transactions; (xvi) our ability to maintain or improve market share in the categories in which we operate despite heightened competitive pressure; (xvii) our ability to improve operations and realize cost savings; and (xviii) the other risks and uncertainties discussed under "Risk Factors" in the Company's 2023 Annual Report. Statements in this Quarterly Report that are "forward-looking" include without limitation statements about: (i) the execution of our key strategic priorities; (ii) the growth and other benefits we expect from executing those priorities; (iii) our financial performance outlook; and (iv) the Company's goals, plans, expectations, and projections regarding the expected benefits of the BrandsMart acquisition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this news release. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report, as well as management's discussion and analysis and the consolidated financial statements included in our 2023 Annual Report.
Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of March 31, 2024, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) its e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron's Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").

Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,220 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
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
Since initiation, the program has resulted in the closure, consolidation, or relocation of 260 Company-operated Aaron's stores through March 31, 2024. This program also resulted in the closure of one administrative store support building and a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During the first quarter of 2024, the Company opened 11 new GenNext locations. Combined with the 254 locations open at the beginning of the quarter, total GenNext stores contributed approximately 33.4% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the three months ended March 31, 2024. As of March 31, 2024, we have identified approximately 2 remaining stores for closure, consolidation, or relocation that have not yet been closed and vacated, which are generally expected to close in 2024. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
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
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $73.4 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated the Operational Efficiency and Optimization Restructuring Program intended to reduce the Company's overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 57 Company-operated Aaron's stores through March 31, 2024. This program also includes the Hub and Showroom model to optimize labor in markets, store labor realignments, optimization of the Company's supply chain, the centralization and optimization of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Since inception of the Operational Efficiency and Optimization Restructuring Program, the Company has incurred charges of $23.3 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in its store support center and Aaron's Business store oversight functions.
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
The following summarizes significant financial highlights from the three months ended March 31, 2024:
•Consolidated revenues were $511.5 million in the first quarter of 2024, a decrease of 7.7% compared to the first quarter of 2023.
•Total revenues for the Aaron's Business were $381.1 million in the first quarter of 2024 compared to $412.1 million in the first quarter of 2023, a decrease of 7.5%. This decrease is primarily driven by a lower average lease portfolio size during the quarter, lower lease renewal rate in the quarter, lower exercise of early purchase options and lower retail sales.
•The lease portfolio size, excluding BrandsMart Leasing, began 2024 at $117.7 million, down 7.0% compared to the beginning of 2023, and ended the first quarter of 2024 at $116.1 million, down 4.8% compared to the end of the first quarter of 2023.
•E-commerce revenues for the Aaron's Business (excluding BrandsMart Leasing) increased 20.8% compared to the prior year quarter and were 24.0% and 17.9% of lease revenues during the three months ended March 31, 2024 and 2023, respectively. E-commerce product revenues for BrandsMart decreased 13.6% during the three months ended March 31, 2024 compared to the prior year quarter and were 8.7% and 9.2% of total product revenues during the three months ended March 31, 2024 and 2023, respectively.
•During the first quarter of 2024, the Company opened 11 new GenNext locations. Combined with the 254 GenNext locations open at the beginning of the quarter, total GenNext stores contributed approximately 33.4% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended March 31, 2024.
•Loss before income taxes was $16.3 million in the first quarter of 2024 compared to earnings before income taxes of $8.9 million in the first quarter of 2023. Loss before income taxes for the first quarter of 2024 was negatively impacted by restructuring charges of $7.9 million and BrandsMart U.S.A. acquisition-related costs of $0.9 million. Earnings before income taxes for the first quarter of 2023 was negatively impacted by restructuring charges of $5.3 million, BrandsMart acquisition-related costs of $1.8 million, and separation-related costs of $0.1 million.
•Net loss for the first quarter of 2024 was $14.2 million compared to net earnings of $12.8 million in the prior year period. Diluted loss per share for the first quarter of 2024 was $0.46 compared with diluted earnings per share of $0.41 in the prior year period.
Key Metrics
The following table presents store count by ownership type:

Stores as of March 31	2024	2023
Company-operated Aaron's Stores[1]	987	1,030
GenNext (included in Company-Operated)	265	222
Franchisee-operated Aaron's Stores	230	231
BrandsMart U.S.A. Stores[2]	11	10
Systemwide Stores	1,228	1,271
The following table presents Company-operated Aaron's stores by type:

Company-operated Aaron's Store Types as of March 31, 2024	GenNext	Legacy	Total
Store	189	568	757
Hub	62	53	115
Showroom	14	101	115
Total	265	722	987
1 The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 96,000 square feet.
Aaron's Business
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month primarily as a result of customer agreements that reach full ownership, customer early purchase option exercises, lease merchandise returns, and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the first quarter of 2024 with a lease portfolio size for all Company-operated Aaron's stores of $116.1 million, a decrease of 4.8% compared to the lease portfolio size as of March 31, 2023.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the lease revenues collected or renewed related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the first quarter of 2024 was 87.4%, compared to 88.5% in the first quarter of 2023.
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

For the three month period ended March 31, 2024 BrandsMart comparable sales decreased 9.4%. We calculated this amount by comparing BrandsMart retail sales for the comparable period in 2023 for all BrandsMart stores open for the entire 15-month period ended March 31, 2024 as well as the remaining revenue components noted above.
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
Key Components of (Loss) Earnings Before Income Taxes
In this management's discussion and analysis section, we review our condensed consolidated results. The financial statements for the three months ended March 31, 2024 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company.
For the three months ended March 31, 2024 and the comparable prior year period, some of the key revenue, cost and expense items that affected (loss) earnings before income taxes were as follows:
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
Restructuring Expenses, Net. Restructuring expenses, net are primarily comprised of professional advisory fees, severance charges, closed store operating lease right-of-use asset impairment and operating lease charges and fixed asset impairment charges. Such costs are recorded within the Unallocated Corporate category of segment reporting. Refer to Note 6 of the accompanying condensed consolidated financial statements for further discussion of restructuring expenses, net.
Separation Costs. Separation costs represent employee-related expenses associated with the spin-off transaction (as described in the 2023 Annual Report), including employee-related costs, incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards and other one-time expenses incurred by the Company to begin to operate as an independent, standalone public entity. Such costs are recorded within the Unallocated Corporate category of segment reporting.
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

Consolidated Results of Operations – Three months ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$346,009	$373,795	$(27,786)	(7.4)%
Retail Sales	136,929	150,546	(13,617)	(9.0)
Non-Retail Sales	22,642	23,935	(1,293)	(5.4)
Franchise Royalties and Other Revenues	5,917	6,085	(168)	(2.8)
	511,497	554,361	(42,864)	(7.7)
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	112,540	125,141	(12,601)	(10.1)
Retail Cost of Sales	105,962	113,529	(7,567)	(6.7)
Non-Retail Cost of Sales	19,112	19,997	(885)	(4.4)
	237,614	258,667	(21,053)	(8.1)
GROSS PROFIT	273,883	295,694	(21,811)	(7.4)
Gross Profit %	53.5%	53.3%

OPERATING EXPENSES:
Personnel Costs	125,068	131,445	(6,377)	(4.9)
Other Operating Expenses, Net	131,935	124,145	7,790	6.3
Provision for Lease Merchandise Write-Offs	20,507	20,160	347	1.7
Restructuring Expenses, Net	7,898	5,289	2,609	49.3
Separation Costs	17	129	(112)	(86.8)
Acquisition-Related Costs	880	1,848	(968)	(52.4)
	286,305	283,016	3,289	1.2

OPERATING (LOSS) PROFIT	(12,422)	12,678	(25,100)	nmf
Interest Expense	(4,534)	(4,358)	176	4.0
Other Non-Operating Income, Net	637	572	65	11.4

(LOSS) EARNINGS BEFORE INCOME TAXES	(16,319)	8,892	(25,211)	nmf

INCOME TAX BENEFIT	(2,138)	(3,906)	(1,768)	(45.3)

NET (LOSS) EARNINGS	$(14,181)	$12,798	$(26,979)	nmf

Revenues. Total consolidated revenues were $511.5 million during the three months ended March 31, 2024, a $42.9 million decrease compared to the prior year period. This decrease was driven by a $31.1 million decrease in revenues in the Aaron's Business segment and a $11.6 million decrease in revenue at the BrandsMart segment during the three months ended March 31, 2024, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $273.9 million during the three months ended March 31, 2024, a $21.8 million decrease compared to the prior year period. This decrease was primarily driven by a $16.1 million decrease in gross profit at the Aaron's Business segment, as well as a $5.7 million decrease in gross profit at the BrandsMart segment during the three months ended March 31, 2024, as discussed further in the "Segment Performance" section below.
As a percentage of total consolidated revenues, consolidated gross profit increased to 53.5% during the three months ended March 31, 2024 compared to 53.3% for the comparable period in the prior year primarily due to higher gross profit margin on lease revenue and fees and retail sales in the Aaron's Business, partially offset by lower gross profit on retail sales at the BrandsMart segment.

Operating Expenses
Personnel Costs. Personnel Costs decreased by $6.4 million during the first quarter of 2024 due primarily to the optimization of store labor, store support, and operational oversight functions at the Aaron's Business and BrandsMart segments.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
Occupancy Costs	$57,252	$56,279	$973	1.7%
Other Miscellaneous Expenses, net	30,245	25,425	4,820	19.0
Advertising Costs	18,786	12,955	5,831	45.0
Shipping and Handling	15,099	15,847	(748)	(4.7)
Bank and Credit Card Related Fees	7,952	8,101	(149)	(1.8)
Professional Services	3,836	3,715	121	3.3
Intangible Amortization	2,496	2,646	(150)	(5.7)
Gains on Dispositions of Store-Related Assets, net	(3,731)	(823)	(2,908)	nmf
Other Operating Expenses, net	$131,935	$124,145	$7,790	6.3%
As a percentage of total revenues, other operating expenses, net increased to 25.8% for the first quarter of 2024 from 22.4% in the same period in 2023.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increase in this category is primarily due to the receipt in January 2023 of a $3.8 million settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes.
Advertising costs increased due to a planned increase in marketing spend in both business segments.
Gains on dispositions of store-related assets, net increased primarily due to a $3.3 million gain related to a sale and leaseback transaction of four Company-owned Aaron's store properties recorded during the three months ended March 31, 2024.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business increased to 5.9% for the three months ended March 31, 2024 compared to 5.4% in the same period of 2023. This increase was primarily driven by lower lease revenues and fees in the three months ended March 31, 2024 and an increasing mix of e-commerce agreements written into the portfolio.
Restructuring Expenses, Net. Restructuring activity for the three months ended March 31, 2024 resulted in expenses of $7.9 million, which were mainly comprised of $2.5 million in severance relating to a headcount reduction at the store support center to more closely align with current business conditions, $2.0 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure, $1.8 million of continuing variable occupancy costs incurred related to previously closed stores, and a $1.1 million net loss on the sale of store properties and related assets. Restructuring activity for the three months ended March 31, 2023 resulted in expenses of $5.3 million, which were mainly comprised of $2.2 million of severance charges primarily relating to a headcount reduction of its store support center and Aaron's Business store oversight functions, $1.9 million of continuing variable occupancy costs incurred related to previously closed stores, and $0.9 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure.
Acquisition-Related Costs. Acquisition-related costs recognized during the three months ended March 31, 2024 and 2023 primarily represent third-party consulting, banking and legal expenses associated with the acquisition of BrandsMart U.S.A.
Operating Profit
Interest Expense. Interest Expense increased to $4.5 million for the three months ended March 31, 2024 from $4.4 million for the three months ended March 31, 2023. Interest expense for both the three months ended March 31, 2024 and 2023 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs. As a result of the debt amendment entered into on February 23, 2024, interest expense for the three months ended March 31, 2024 also included write-off of $0.6 million of unamortized debt issuance costs due to the reduction in the borrowing capacity of its Revolving Facility. Please refer to Note 3 to these condensed consolidated financial statements for further details.

Other non-operating income, net. Other non-operating income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.6 million during the three months ended March 31, 2024 and 2023, respectively. Foreign currency remeasurement net gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended March 31, 2024 or 2023.
Income Tax Benefit
The Company recorded a net income tax benefit of $2.1 million during the three months ended March 31, 2024 compared to an income tax benefit of $3.9 million for the same period in 2023. The effective tax rate increased to 13.1% for the three months ended March 31, 2024 compared to (43.9)% for the same period in 2023. The tax rate increase in 2024 is primarily due to the loss before income taxes of $16.3 million and the impact of discrete tax expense of $1.2 million related to stock-based compensation vesting that occurred during the three months ended March 31, 2024. The net income tax benefit recognized in 2023 and resulting effective tax rate was primarily due to a deferred income tax benefit of $6.6 million generated by the remeasurement of state deferred tax assets in connection with a change in the expected state apportionment percentages related to the election to treat Aaron's, LLC, a subsidiary of the Company, as a corporation for income tax purposes effective January 1, 2023.
Segment Performance – Three months ended March 31, 2024 and 2023
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
Lease Revenues and Fees	$346,009	$373,795	$(27,786)	(7.4)%
Retail Sales	6,487	8,318	(1,831)	(22.0)
Non-Retail Sales	22,642	23,935	(1,293)	(5.4)
Franchise Royalties and Fees	5,729	5,898	(169)	(2.9)
Other	188	187	1	0.5
Total Revenues - Aaron's Business	$381,055	$412,133	$(31,078)	(7.5)%
The decreases in lease revenues and fees and retail sales during the three months ended March 31, 2024 were primarily due to a smaller average lease portfolio size during the period, lower lease renewal rate, fewer exercises of early purchase options, and lower retail sales compared to the prior year period.
E-commerce revenues (excluding BrandsMart Leasing) increased 20.8% compared to the prior year quarter and were 24.0% and 17.9% of lease revenues during the three months ended March 31, 2024 and 2023, respectively.
The decrease in non-retail sales is primarily due to lower lease merchandise inventory purchases by Aaron's franchisees in the first quarter of 2024 compared to the first quarter of 2023. Non-retail sales also decreased due to the reduction of two franchised Aaron's stores during the 15-month period ended March 31, 2024.
The decrease in franchise royalties and fees is primarily the result of a lower average lease portfolio size and lower lease renewal rate at Aaron's franchisees during the period, due in part to the reduction of two franchised Aaron's stores during the 15-month period ended March 31, 2024, lower retail sales, and lower early payouts.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
Gross Profit	$244,631	$260,706	$(16,075)	(6.2)%
Earnings Before Income Taxes	18,734	35,859	(17,125)	(47.8)

As a percentage of total revenues, gross profit for the Aaron's Business improved to 64.2% during the three months ended March 31, 2024 compared to 63.3% for the comparable period in 2023. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $233.3 million and $248.4 million during the three months ended March 31, 2024 and 2023, respectively. The decline in gross profit is primarily driven by a lower average lease portfolio size and a lower lease renewal rate compared to the prior year period. Gross profit margin was 67.4% and 66.5% for the respective periods. The increase in gross profit margin is primarily due to a decreasing mix of lower margin early payout revenue compared to the prior year period.
Gross profit for retail sales for the Aaron's Business was $1.9 million and $2.3 million during the three months ended March 31, 2024 and 2023, respectively, which represented a gross profit margin of 29.3% and 27.5% for the respective periods. The increase in gross profit margin is primarily due to implemented pricing actions that aimed to improve gross margin during the three months ended March 31, 2024.
Gross profit for non-retail sales for the Aaron's Business was $3.5 million and $3.9 million during the three months ended March 31, 2024 and 2023, respectively, which represented a gross profit margin of 15.6% and 16.5% for the respective periods. The decrease in gross profit is due to higher inventory costs related to outside sales.
Earnings before income taxes for the Aaron's Business segment decreased by $17.1 million during the three months ended March 31, 2024 primarily due to lower revenues.
BrandsMart Segment Results
The following table presents revenue for the BrandsMart segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(In Thousands)	2024	2023	$	%
Retail Sales	$132,523	$144,158	$(11,635)	(8.1)%
Gross Profit	29,476	35,135	(5,659)	(16.1)
Loss Before Income Taxes	(6,421)	(888)	(5,533)	nmf
The decrease in retail sales for the three months ended March 31, 2024 was primarily due to a 9.4% decrease in comparable sales for the three months ended March 31, 2024, driven primarily by ongoing weaker customer traffic and customer trade down to lower priced products across major categories.
E-commerce product sales were 8.7% of product sales, down from 9.2% in the prior year quarter, primarily due to increased trade down to lower priced products and a change in category mix.
As a percentage of total revenues, gross profit for the BrandsMart segment was 22.2% during the three months ended March 31, 2024 compared to 24.4% for the comparable period in 2023. This decrease was primarily due to inventory related reserve adjustments that took place during the three months ended March 31, 2023.
Loss before income taxes was $6.4 million during the three months ended March 31, 2024, compared to a loss before income taxes of $0.9 million for the comparable period in 2023 primarily due to the decrease in comparable sales and a decrease in margin rate.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2023 to March 31, 2024 include:
•Cash and cash equivalents decreased $18.0 million to $41.0 million at March 31, 2024. For additional information, refer to the "Liquidity and Capital Resources" section below.
•Other intangibles decreased $2.5 million due to amortization expense recognized during the three months ended March 31, 2024.
•Debt increased $19.0 million primarily due to higher purchases of lease merchandise to support growth in our Aaron's Business segment during the three months ended March 31, 2024. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company's financing arrangements.

Liquidity and Capital Resources
General
Our primary uses of capital have historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for acquisitions. The Company also periodically repurchases common stock and pays quarterly cash dividends. In 2024, uses of capital have included purchases of lease merchandise to support growth in our Aaron's Business segment, and ongoing costs associated with the opening of a new BrandsMart store.
We currently expect to finance our primary capital requirements through cash flows from operations, and as necessary, borrowings under our Revolving Facility. The Credit Facility provides for a $175 million term loan (the "Term Loan") and a $275 million revolving credit facility (the "Revolving Facility"), which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms.
As of March 31, 2024, the Company had $41.0 million of cash and $211.0 million of availability under its $275.0 million Revolving Facility which is further described in Note 3 to the condensed consolidated financial statements
Cash (Used in) Provided by Operating Activities
Cash used in operating activities was $18.5 million during the three months ended March 31, 2024, compared to cash provided by operating activities of $61.0 million during the three months ended March 31, 2023, respectively. The decrease in operating cash flows was primarily driven by lower consolidated earnings results during the three months ended March 31, 2024 compared to the same period in the prior year, as well as higher lease merchandise purchases to support the growth in new agreement deliveries at the Aaron's Business. Other changes in cash provided by operating activities are discussed above in our discussion of results for the three months ended March 31, 2024.
Cash Used in Investing Activities
Cash used in investing activities was $12.7 million and $18.1 million during the three months ended March 31, 2024 and 2023, respectively. The $5.4 million decrease in investing cash outflows was primarily due to $4.5 million higher proceeds from the sale of property, plant and equipment, as well as $1.6 million in proceeds received during the three months ended March 31, 2024 in other investing-related activities. The overall decrease was partially offset by $0.7 million higher cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, during the three months ended March 31, 2024 compared to the prior year period.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $13.2 million during the three months ended March 31, 2024 compared to cash used in financing activities of $26.3 million during the three months ended March 31, 2023. The $39.5 million change in financing cash flows during the three months ended March 31, 2024 was primarily due to a $39.2 million decrease in net repayments on the Company's borrowings under its Credit Facility, partially offset by $0.6 million in debt modification costs incurred during the three months ended March 31, 2024 as a result of the debt amendment further described in Note 3 to these condensed consolidated financial statements.
Share Repurchases
During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. The Company's remaining share repurchase authorization was $127.0 million as of March 31, 2024.
Dividends
In February 2024, the Board approved a quarterly dividend of $0.125 per share, which was paid on April 3, 2024. Aggregate dividend payments for the three months ended March 31, 2024 were $3.8 million, compared to $3.4 million in the same period of the prior year. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of March 31, 2024, the total available credit under the Credit Facility (defined below) was $211.0 million, which reflects borrowings of $168.4 million under the Term Loan, $45.0 million of outstanding borrowings under the Revolving Facility and approximately $19.0 million for our outstanding letters of credit.

On April 1, 2022, the Company entered into an unsecured credit facility (the "Credit Facility") which provides for a $175 million Term Loan and a $375 million Revolving Facility, which includes (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms.
On February 23, 2024, the Company amended its Credit Facility to, among other things: decrease the Revolving Facility commitment from $375 million to $275 million, (ii) include a Security Agreement consisting of a first priority lien (subject to Permitted Liens) on certain agreed upon assets of the Borrowers and Guarantors, including a pledge of the capital stock of all existing and future Material Subsidiaries and Holdings excluding Real Property, and (iii) amend the existing Fixed Charge Coverage ratio to lower the required minimum threshold.
As a result of the amendment, during the three months ended March 31, 2024, the Company incurred $0.6 million in creditor and third-party fees. These fees were capitalized and included within prepaid expenses and other assets in the condensed and consolidated balance sheets, and will be amortized over the remaining life of the Revolving Facility. The Company expensed $0.6 million of unamortized debt issuance costs due to the reduction in the borrowing capacity of its Revolving Facility.
Borrowings under the Revolving Facility and the Term Loan bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio (as defined in the Credit Facility agreement), or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans.
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
The Credit Facility and the Franchise Loan Facility contain customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and, (b) a minimum Fixed Charge Coverage Ratio of 1.30 to 1.00.
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all covenants under the Credit Facility at March 31, 2024.
Commitments
Income Taxes
During the three months ended March 31, 2024, we made net income tax payments of $0.1 million. Within the next nine months, we anticipate making estimated cash payments of $6.0 million for federal income taxes, $1.0 million for state income taxes, and $0.1 million for Canadian income taxes.
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

As further described in Note 3 to the accompanying condensed consolidated financial statements, the Company entered into a Franchise Loan Facility agreement on April 1, 2022 that has been amended twice since that date. The most recent amendment, which occurred on February 23, 2024, amended the Franchise Loan Facility to conform to the changes resulting from the amendment to its Credit Facility described in Note 3, and to extend the maturity date to March 29, 2025. As of March 31, 2024, the Franchise Loan Facility has a total commitment amount of $10.0 million, and the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $2.3 million, which would be due in full within 75 days of the event of default. On April 12, 2024, pursuant to the terms of the Franchise Loan Facility, the Company voluntarily reduced the commitment amount to $3.5 million.
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
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated balance sheets and was $0.5 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary pressures in the macroeconomic environment.
Contractual Obligations and Commitments
As part of our ongoing operations, we enter into various arrangements that obligate us to make future payments, including debt agreements, operating leases, and other purchase obligations. The future cash commitments owed under these arrangements generally fluctuate in the normal course of business as we, for example, borrow on or pay down our revolving lines of credit, make scheduled payments on leases or purchase obligations, and renegotiate arrangements or enter into new arrangements. There were no material changes outside the normal course of business in our material cash commitments and contractual obligations from those reported in the 2023 Annual Report.
Critical Accounting Estimates
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the 2023 Annual Report.
Recent Accounting Pronouncements
Refer to Note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements, including pronouncements that were adopted in the current year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, the Company had $213.4 million of borrowings outstanding under the Credit Facility, further described in Note 3 to the accompanying consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with a forward effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Based on the Company's variable-rate debt outstanding as of March 31, 2024, a hypothetical 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.8 million on an annualized basis.
We do not use any other significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report. Based on management's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2024, as a result of a previously identified material weakness in our internal control over financial reporting, as described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified a material weakness in internal control over financial reporting in the BrandsMart segment. The design of information technology general controls ("ITGCs") related to user access, program change or appropriate segregation of duties for certain IT applications within the segment was not effective. This ineffective design impacted controls over the completeness and accuracy of information used in the segment's business process controls resulting in the impacted controls also being deemed ineffective.
Remediation Efforts
As previously disclosed, the Company has commenced implementing a remediation plan to address the material weakness described above. Management continues to evaluate the design and operating effectiveness of ITGCs for key applications at BrandsMart. During the first quarter ended March 31, 2024, access rights and assigned job responsibilities were modified to resolve instances of inappropriate user access capabilities, program changes, and segregation of duties conflicts where needed. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there were no restatements of prior period financial statements and no changes in previously released financial results were required as a result of these control deficiencies.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above with respect to the identified material weakness, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
In Jacob Atkinson v. Aaron’s, LLC dba Aaron’s Sales & Lease Ownership, LLC, Civil Action No. 2:23-cv-01742-BJR (W.D. Wash.), filed on October 11, 2023, currently before the United States District Court for the Western District of Washington, plaintiff alleges that the Company violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110, because certain of the Company’s job postings did not include a wage scale or salary range. Because the statute is new, issues including standing, applicability as to who it covers, and the constitutionality of the statutory penalty have not been determined. Plaintiff seeks injunctive and declaratory relief and also seeks certification of a putative class. On January 22, 2024, the Company filed a motion to dismiss the lawsuit. On April 30, 2024 the Company's motion to dismiss was granted by the district court without prejudice and with leave to amend.
The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described above, there is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2024. For further information, see Note 5 to the condensed consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 1.
ITEM 1A.RISK FACTORS
The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of the 2023 Annual Report. There have been no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2024 through January 31, 2024	—	—	—	$127,017,800
February 1, 2024 through February 29, 2024	—	—	—	127,017,800
March 1, 2024 through March 31, 2024	—	—	—	127,017,800
Total	—		—
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
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.1
First Amendment to Credit Agreement, dated as of February 23, 2024, among Aaron’s, LLC, as the borrower, The Aaron’s Company, Inc., the other Guarantors (as defined therein) party thereto, the several banks and other financial institutions party thereto and Truist Bank, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on February 26, 2024).

10.2
Second Amendment to Loan Facility Agreement and Guaranty, dated as of February 23, 2024, among Aaron’s, LLC, as the sponsor, The Aaron’s Company, Inc., the other Guarantors (as defined therein) party thereto, the several banks and other financial institutions party thereto and Truist Bank, in its capacity as servicer (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on February 26, 2024).

10.3.1#*	Form of Stock Option Agreement (for CEO and CFO), with Good Reason, under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

10.3.2#*	Form of Stock Option Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

10.4.1#*	Form of Performance Share and Performance Unit Award Agreement (for CEO and CFO), with Good Reason, under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

10.4.2#*	Form of Performance Share and Performance Unit Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

10.5#*	Form of Executive Performance Share Award Agreement (for CEO and CFO), with Good Reason, under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

10.6#*	Form of Restricted Stock Award Agreement under The Aaron’s Company, Inc. Amended and Restated 2020 Equity and Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

#Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	May 6, 2024	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2024	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)