Form 10-Q
period 2024-06-30
Aaron's Company, Inc.
filed 2024-08-05
CIK 1821393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________________
 FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding as of August 2, 2024
Common Stock, $0.50 Par Value	30,712,772

THE AARON'S COMPANY, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2024	December 31, 2023
	(In Thousands, Except Share Data)
ASSETS:
Cash and Cash Equivalents	$34,161	$59,035
Accounts Receivable (net of allowances of $9,203 at June 30, 2024 and $9,029 at December 31, 2023)	35,050	39,782
Lease Merchandise (net of accumulated depreciation and allowances of $410,185 at June 30, 2024 and $411,641 at December 31, 2023)	622,645	622,262
Merchandise Inventories, Net	88,517	90,172
Property, Plant and Equipment, Net	263,002	269,833
Operating Lease Right-of-Use Assets	447,405	465,824
Goodwill	55,750	55,750
Other Intangibles, Net	103,175	108,158
Income Tax Receivable	8,490	10,363
Prepaid Expenses and Other Assets	112,861	105,397
Total Assets	$1,771,056	$1,826,576
LIABILITIES & SHAREHOLDERS' EQUITY:
Accounts Payable and Accrued Expenses	$273,230	$292,175
Deferred Tax Liabilities	76,170	83,217
Customer Deposits and Advance Payments	62,830	68,391
Operating Lease Liabilities	485,377	502,692
Debt	215,763	193,963
Total Liabilities	1,113,370	1,140,438
Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY:
Common Stock, Par Value $0.50 Per Share: Authorized: 112,500,000 Shares at June 30, 2024 and December 31, 2023; Shares Issued: 37,189,351 at June 30, 2024 and 36,656,650 at December 31, 2023	18,595	18,328
Additional Paid-in Capital	756,207	750,751
Retained Earnings	32,252	66,202
Accumulated Other Comprehensive Loss	(257)	(1,355)
	806,797	833,926
Treasury Shares at Cost: 6,476,579 Shares at June 30, 2024 and 6,295,216 Shares at December 31, 2023	(149,111)	(147,788)
Total Shareholders' Equity	657,686	686,138
Total Liabilities & Shareholders' Equity	$1,771,056	$1,826,576
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Data)
REVENUES:
Lease Revenues and Fees	$335,658	$353,751	$681,667	$727,546
Retail Sales	139,549	148,046	276,478	298,592
Non-Retail Sales	22,062	22,800	44,704	46,735
Franchise Royalties and Other Revenues	5,856	5,775	11,773	11,860
	503,125	530,372	1,014,622	1,084,733
COSTS OF REVENUES:
Depreciation of Lease Merchandise and Other Lease Revenue Costs	108,275	117,400	220,815	242,541
Retail Cost of Sales	104,310	111,284	210,272	224,813
Non-Retail Cost of Sales	18,522	19,416	37,634	39,413
	231,107	248,100	468,721	506,767
GROSS PROFIT	272,018	282,272	545,901	577,966
OPERATING EXPENSES:
Personnel Costs	126,326	124,945	251,394	256,390
Other Operating Expenses, Net	126,563	121,670	258,498	245,815
Provision for Lease Merchandise Write-Offs	20,565	19,001	41,072	39,161
Restructuring Expenses, Net	2,928	4,835	10,826	10,124
Separation Costs	—	—	17	129
Acquisition-Related Costs	7,981	546	8,861	2,394
	284,363	270,997	570,668	554,013
OPERATING (LOSS) PROFIT	(12,345)	11,275	(24,767)	23,953
Interest Expense	(4,161)	(3,910)	(8,695)	(8,268)
Other Non-Operating Income, Net	256	637	893	1,209
(LOSS) EARNINGS BEFORE INCOME TAXES	(16,250)	8,002	(32,569)	16,894
INCOME TAX (BENEFIT) EXPENSE	(4,347)	1,485	(6,485)	(2,421)
NET (LOSS) EARNINGS	$(11,903)	$6,517	$(26,084)	$19,315
(LOSS) EARNINGS PER SHARE	$(0.39)	$0.21	$(0.85)	$0.63
(LOSS) EARNINGS PER SHARE ASSUMING DILUTION	$(0.39)	$0.21	$(0.85)	$0.62
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net (Loss) Earnings	$(11,903)	$6,517	$(26,084)	$19,315
Other Comprehensive Income:
Unrealized Gain on Derivative Instruments, net of Tax[1]	137	1,685	1,292	695
Foreign Currency Translation Adjustment, net of Tax[2]	(76)	180	(194)	504
Total Other Comprehensive Income	61	1,865	1,098	1,199
Comprehensive (Loss) Income	$(11,842)	$8,382	$(24,986)	$20,514
1 The Unrealized Gain on Derivative Instruments is presented net of tax expense of $0.4 million for the six months ended June 30, 2024 compared to being presented net of tax expense of $0.2 million in the comparable period of 2023, respectively. The tax impact on Derivative Instruments was not significant for the three months ended June 30, 2024, compared to a tax expense of $0.5 million in the comparable period of 2023, respectively.
2The Foreign Currency Translation Adjustment is presented net of a tax benefit of $0.1 million for the six months ended June 30, 2024, compared to being presented net of a tax benefit of $0.3 million in the comparable period of 2023, respectively. The tax component for the Foreign Currency Translation Adjustment for the three months ended June 30, 2024 was insignificant, compared to tax expense of $0.1 million in the comparable period of 2023, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

THE AARON'S COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In Thousands)
OPERATING ACTIVITIES:
Net (Loss) Earnings	$(26,084)	$19,315
Adjustments to Reconcile Net (Loss) Earnings to Cash (Used in) Provided by Operating Activities:
Depreciation of Lease Merchandise	217,175	238,783
Other Depreciation and Amortization	46,035	44,837
Provision for Lease Merchandise Write-Offs	41,072	39,161
Accounts Receivable Provision	20,342	21,111
Stock-Based Compensation	5,400	5,835
Deferred Income Taxes	(9,154)	(6,553)
Impairment of Assets	4,226	1,716
Non-Cash Lease Expense	60,553	58,755
Other Changes, Net	(5,015)	(3,398)
Changes in Operating Assets and Liabilities:
Lease Merchandise	(262,449)	(221,851)
Merchandise Inventories	1,655	3,285
Accounts Receivable	(15,613)	(13,019)
Prepaid Expenses and Other Assets	(3,752)	(6,935)
Income Tax Receivable	1,873	(4,504)
Operating Lease Right-of-Use Assets and Liabilities	(61,473)	(59,811)
Accounts Payable and Accrued Expenses	(16,139)	1,712
Customer Deposits and Advance Payments	(5,561)	(4,075)
Cash (Used in) Provided by Operating Activities	(6,909)	114,364
INVESTING ACTIVITIES:
Purchases of Property, Plant, and Equipment	(40,275)	(41,565)
Proceeds from Dispositions of Property, Plant, and Equipment	8,145	4,878
Proceeds from Other Investing-Related Activities	2,042	—
Cash Used in Investing Activities	(30,088)	(36,687)
FINANCING ACTIVITIES:
Borrowings (Repayments) on Swing Line Loans, Net	3,900	(19,250)
Proceeds from Revolver and Term Loan	21,094	31,094
Repayments on Revolver and Term Loan	(3,281)	(68,281)
Dividends Paid	(7,825)	(7,306)
Acquisition of Treasury Stock	—	(804)
Issuance of Stock Under Stock Option Plans	323	60
Shares Withheld for Tax Payments	(1,323)	(2,539)
Debt Modification Costs	(729)	—
Cash Provided by (Used in) Financing Activities	12,159	(67,026)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(36)	2
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(24,874)	10,653
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	60,660	29,341
Cash and Cash Equivalents at End of Period:
Cash and Cash Equivalents	34,161	38,369
Restricted Cash included in Prepaid Expenses and Other Assets	1,625	1,625
Total Cash, Cash Equivalents, and Restricted Cash at End of Period	$35,786	$39,994
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
As of June 30, 2024, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise operated stores; (ii) aarons.com e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron's Business").
The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,210 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with 12 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company and its wholly-owned subsidiaries for the three and six months ended June 30, 2024 and comparable prior year period reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Intercompany balances and transactions between consolidated entities have been eliminated and reflect the historical results of operations, financial position and cash flows of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The accompanying unaudited condensed consolidated financial statements do not include all information required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of operating results that may be achieved for any other interim period or for the full year.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Agreement and Plan of Merger with IQVentures
On June 16, 2024, The Aaron's Company, Inc., a Georgia corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with IQVentures Holdings, LLC, an Ohio limited liability company ("Parent" or "IQVentures"), and Polo Merger Sub, Inc., a newly formed Georgia corporation and a wholly owned subsidiary of Parent ("Merger Sub"). The Merger Agreement provides for the acquisition of the Company by Parent by means of a merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the time the Merger becomes effective (the "Effective Time"), each share of the Company's common stock, par value $0.50 per share issued and outstanding immediately prior to the Effective Time (other than dissenting shares, treasury shares and shares owned by Parent or any direct or indirect wholly owned subsidiary of Parent), will be converted automatically into the right to receive $10.10 in cash, without interest. The Company's Board of Directors has approved the Merger Agreement, but completion of the Merger is subject to certain other customary conditions, including approval by the Company's shareholders.
The Merger Agreement contains customary termination rights for the Company and Parent, including the payment of termination fees under specified circumstances. The Merger Agreement also contains customary representations, warranties and covenants of the Company, including covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger and not to engage in certain types of transactions during this interim period without the prior written consent of Parent. The consummation of the Merger is not subject to any financing condition. Under the terms of the Merger Agreement, the Company is permitted to continue to pay its regular quarterly dividend, not in excess of $0.125 per share.
For further information on the Merger and the Merger Agreement, refer to the Company's Form 8-K filed with the SEC on June 17, 2024.
Other than transaction-related expenses associated with the proposed Merger of $7.5 million for the three and six months ended June 30, 2024, which are included within acquisition-related costs in the condensed consolidated statements of (loss) earnings, the terms of the Merger Agreement did not impact the Company's consolidated financial statements.
Accounting Policies and Estimates
See Note 1 to the consolidated financial statements in the 2023 Annual Report for an expanded discussion of accounting policies and estimates.
Acquisition-Related Costs
Prior to the three months ended June 30, 2024, acquisition-related costs had been comprised of costs associated with the acquisition of BrandsMart U.S.A in April 2022. The Company began incurring acquisition-related costs related to the planned merger with IQVentures during the three months ended June 30, 2024.
For the three and six months ended June 30, 2024, the Company incurred acquisition-related costs associated with the acquisition of BrandsMart U.S.A. of $0.5 million and $1.4 million, which were primarily comprised of consulting, legal expenses, and retention bonuses. For the three months ended June 30, 2024, the Company incurred $7.5 million in acquisition-related costs comprised primarily of advisory and legal fees related to the merger with IQVentures.
(Loss) Earnings Per Share
(Loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the period. The computation of (loss) earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, RSAs, PSUs and other awards issuable under the Company's Employee Stock Purchase Program (collectively, "share-based awards") as determined under the treasury stock method, unless the inclusion of such awards would be anti-dilutive.
The following table shows the calculation of weighted-average shares outstanding assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares In Thousands)	2024	2023	2024	2023
Weighted Average Shares Outstanding	30,785	30,993	30,669	30,894
Dilutive Effect of Share-Based Awards[1]	—	314	—	380
Weighted Average Shares Outstanding Assuming Dilution	30,785	31,307	30,669	31,274

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1 There was no dilutive effect of share-based awards for the three and six months ended June 30, 2024 due to the net loss incurred in those periods.
Approximately 1.2 million weighted-average share-based awards were excluded from the computation of earnings per share assuming dilution during the three and six months ended June 30, 2023, as the awards would have been anti-dilutive for the period.
Revenue Recognition
The Company provides lease and retail merchandise, consisting of appliances, electronics, furniture, and other home goods to its customers for lease under certain terms agreed to by the customer and through retail sales. The Company's Aaron's stores, aarons.com e-commerce platform, and BrandsMart Leasing components of the Aaron's Business segment offer lease agreements that grant customers an option to purchase the leased merchandise by either renewing the lease agreement a specified number of times, 12, 18 or 24 times, for up to 30 days each time, or by exercising an early purchase option. The Aaron's Business segment also earns revenue from the sale of merchandise to customers and Aaron's franchisees, and earns ongoing revenue from Aaron's franchisees in the form of royalties and through advertising efforts that benefit the franchisees.
The Company's BrandsMart U.S.A. stores and related brandsmartusa.com e-commerce platform offer the sale of merchandise directly to its customers via retail sales.
See Note 4 to these condensed consolidated financial statements for further information regarding the Company's revenue recognition policies and disclosures.
Advertising
The Company expenses advertising costs as incurred. Advertising production costs are initially recognized as a prepaid advertising asset and are expensed when an advertisement appears for the first time. The prepaid advertising asset was $0.2 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively, and is reported within prepaid expenses and other assets on the condensed consolidated balance sheets.
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
The following table shows total advertising costs, net of cooperative advertising consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Advertising Costs, Gross	$19,866	$15,269	$47,551	$35,682
Less: Cooperative Advertising Considerations	(8,101)	(8,656)	(17,000)	(16,115)
Advertising Costs, Net	$11,765	$6,613	$30,551	$19,567
Accounts Receivable
Accounts receivable consist of receivables due from customers on lease agreements, corporate receivables incurred during the normal course of business (primarily for vendor consideration and third-party warranty providers), and franchisee obligations.
Accounts receivable, net of allowances, consist of the following:

(In Thousands)	June 30, 2024	December 31, 2023
Customers	$9,800	$8,737
Corporate	17,395	23,660
Franchisee	7,855	7,385
	$35,050	$39,782
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The allowance related to corporate receivables is not significant as of June 30, 2024 and December 31, 2023.
The following table shows the components of the accounts receivable allowance:

	Six Months Ended June 30,
(In Thousands)	2024	2023
Beginning Balance	$9,029	$8,895
Accounts Written Off, net of Recoveries	(20,168)	(22,108)
Accounts Receivable Provision	20,342	21,111
Ending Balance	$9,203	$7,898
The following table shows the components of the accounts receivable provision, which includes amounts recognized for bad debt expense and the provision for returns and uncollected payments:

	Six Months Ended June 30,
(In Thousands)	2024	2023
Bad Debt (Reversal) Expense	$(117)	$25
Provision for Returns and Uncollectible Renewal Payments	20,459	21,086
Accounts Receivable Provision	$20,342	$21,111
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
The following is a summary of lease merchandise, net of accumulated depreciation and allowances:

(In Thousands)	June 30, 2024	December 31, 2023
Merchandise on Lease, net of Accumulated Depreciation and Allowances	$412,016	$419,531
Merchandise Not on Lease, net of Accumulated Depreciation and Allowances[1]	210,629	202,731
Lease Merchandise, net of Accumulated Depreciation and Allowances	$622,645	$622,262
1 Includes Woodhaven's inventory, which is primarily comprised of raw materials, that has been classified within lease merchandise in the condensed consolidated balance sheets of $12.6 million and $8.7 million as of June 30, 2024 and December 31, 2023, respectively.

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
The following table shows the components of the allowance for lease merchandise write-offs:

	Six Months Ended June 30,
(In Thousands)	2024	2023
Beginning Balance	$12,912	$13,894
Merchandise Written off, net of Recoveries	(41,257)	(39,181)
Provision for Write-offs	41,072	39,161
Ending Balance	$12,727	$13,874
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
The following is a summary of merchandise inventories, net of allowances:

(In Thousands)	June 30, 2024	December 31, 2023
Merchandise Inventories, gross	$89,884	$91,093
Reserve for Merchandise Inventories	(1,367)	(921)
Merchandise Inventories, net	$88,517	$90,172

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table shows the components of the reserve for merchandise inventories:

	Six Months Ended June 30,
(In Thousands)	2024	2023
Beginning Balance	$921	$981
Merchandise Written off	(102)	—
Provision for Write-offs	548	(60)
Ending Balance	$1,367	$921
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist of the following:

(In Thousands)	June 30, 2024	December 31, 2023
Prepaid Expenses	$14,513	$14,482
Insurance Related Assets	37,381	33,035
Company-Owned Life Insurance	16,102	15,231
Deferred Tax Assets	26,138	24,137
Other Assets[1,2]	18,727	18,512
	$112,861	$105,397
1 Amounts as of June 30, 2024 and December 31, 2023 included restricted cash of $1.6 million held as collateral for BrandsMart U.S.A.'s workers' compensation and general liability insurance policies.
2 Amounts included $1.9 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively, of certain properties classified as held for sale. Assets held for sale are recorded at the lower of their carrying value or fair value less estimated cost to sell and are classified within prepaid expenses and other assets in the consolidated balance sheets. Depreciation is suspended on assets upon classification as held for sale. The highest and best use of these assets is as real estate land parcels for development or real estate properties for use or lease, though the Company has chosen not to develop or use these properties, and plans to sell them to third parties as quickly as practicable.
Sale-Leaseback Transactions
During the six months ended June 30, 2024, the Company entered into two sale and leaseback transactions related to four Company-owned Aaron's store properties. Net proceeds from the sales were $5.4 million, all of which was received during the six months ended June 30, 2024. Such proceeds are presented within proceeds from dispositions of property, plant and equipment in the condensed consolidated statements of cash flows. The Company recognized a gain of $3.3 million associated with these transactions during the six months ended June 30, 2024, which was classified within other operating expenses, net in the condensed consolidated statements of (loss) earnings.

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
During the three and six months ended June 30, 2024, the Company reclassified $0.4 million and $0.7 million of net gains from accumulated other comprehensive loss to interest expense compared to $0.2 million of net gains reclassified from accumulated other comprehensive loss to interest expense in the same period of the prior year. See Note 2 to these condensed consolidated financial statements for further information regarding the fair value determination of the Company's interest rate swap agreement.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

(In Thousands)	June 30, 2024	December 31, 2023
Accounts Payable	$114,293	$134,191
Estimated Claims Liability Costs	64,527	64,082
Accrued Salaries and Benefits	39,411	39,058
Accrued Real Estate and Sales Taxes	18,814	20,146
Other Accrued Expenses and Liabilities	36,185	34,698
	$273,230	$292,175
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
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net tangible and intangible assets acquired in connection with business acquisitions. BrandsMart and BrandsMart Leasing are the only reporting units with goodwill as of June 30, 2024 and December 31, 2023. Impairment occurs when the reporting unit's carrying value exceeds its fair value. The Company's goodwill is not amortized but is subject to an impairment test at the reporting unit level annually as of October 1 and more frequently if events or circumstances indicate that an impairment may have occurred. Such events or circumstances include a sustained decline in the Company's stock price, prolonged negative industry or economic trends and significant underperformance relative to historical results, projected future operating results, or the Company failing to successfully execute on one or more elements of Company's strategic plans.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company completed its annual goodwill impairment test for BrandsMart and BrandsMart Leasing as of October 1, 2023, and concluded that no impairment had occurred. The Company determined that there were no events or circumstances that occurred during the three months ended June 30, 2024, that would more likely than not reduce the fair value of BrandsMart or BrandsMart Leasing below their carrying amounts, Goodwill allocated to the BrandsMart and BrandsMart Leasing reporting units on June 30, 2024 and December 31, 2023 was $29.2 million and $26.5 million, respectively.
Stockholders' Equity
Changes in stockholders' equity for the three and six months ended June 30, 2024 and 2023 are as follows:

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2023	(6,295)	$(147,788)	36,657	$18,328	$750,751	$66,202	$(1,355)	$686,138
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,929)	—	(3,929)
Stock-Based Compensation	—	—	—	—	2,721	—	—	2,721
Issuance of Shares under Equity Plans	(174)	(1,250)	438	219	(219)	—	—	(1,250)
Net Loss	—	—	—	—	—	(14,181)	—	(14,181)
Unrealized Gain on Derivative Instruments, net of Tax	—	—	—	—	—	—	1,155	1,155
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	(118)	(118)
Balance, March 31, 2024	(6,469)	$(149,038)	37,095	$18,547	$753,253	$48,092	$(318)	$670,536
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,937)	—	(3,937)
Stock-Based Compensation	—	—	—	—	2,679	—	—	2,679
Issuance of Shares under Equity Plans	(8)	(73)	94	48	275	—	—	250
Net Loss	—	—	—	—	—	(11,903)	—	(11,903)
Unrealized Gain on Derivative Instruments, net of Tax	—	—	—	—	—	—	137	137
Foreign Currency Translation Adjustment, net of tax	—	—	—	—	—	—	(76)	(76)
Balance, June 30, 2024	(6,477)	$(149,111)	37,189	$18,595	$756,207	$32,252	$(257)	$657,686

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Treasury Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In Thousands, Except Per Share)	Shares	Amount	Shares	Amount
Balance, December 31, 2022	(5,480)	$(138,753)	36,100	$18,050	$738,428	$79,073	$(1,396)	$695,402
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,966)	—	(3,966)
Stock-Based Compensation	—	—	—	—	2,874	—	—	2,874
Issuance of Shares Under Equity Plans	(207)	(2,539)	496	248	(248)	—	—	(2,539)
Net Earnings	—	—	—	—	—	12,798	—	12,798
Unrealized Loss on Derivative Instruments, net of tax	—	—	—	—	—	—	(990)	(990)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	324	324
Balance, March 31, 2023	(5,687)	$(141,292)	36,596	$18,298	$741,054	$87,905	$(2,062)	$703,903
Cash Dividends, $0.125 per share	—	—	—	—	—	(3,874)	—	(3,874)
Stock-Based Compensation	—	—	—	—	2,913	—	—	2,913
Issuance of Shares Under Equity Plans	—	—	24	12	48	—	—	60
Acquisition of Treasury Stock	(66)	(804)	—	—	—	—	—	(804)
Net Earnings	—	—	—	—	—	6,517		6,517
Unrealized Gain on Derivative Instruments, net of Tax	—	—	—	—	—	—	1,685	1,685
Foreign Currency Translation Adjustment, net of Tax	—	—	—	—	—	—	180	180
Balance, June 30, 2023	(5,753)	$(142,096)	36,620	$18,310	$744,015	$90,548	$(197)	$710,580
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
The fair values of the Company's assets and liabilities as of June 30, 2024 and December 31, 2023 are further described in Note 2 to these condensed consolidated financial statements.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2024 and June 30, 2023 are summarized below:

	Six Months Ended June 30, 2024
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2023	$(442)	$(913)	$(1,355)
Other Comprehensive Income (Loss), net of Tax	1,292	(194)	1,098
Balance at June 30, 2024	$850	$(1,107)	$(257)

	Six Months Ended June 30, 2023
(In Thousands)	Derivative Instruments	Foreign Currency	Total
Balance at December 31, 2022	$(17)	$(1,379)	$(1,396)
Other Comprehensive Income, net of Tax	695	504	1,199
Balance at June 30, 2023	$678	$(875)	$(197)
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

(In Thousands)	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Deferred Compensation Liability	$—	$(11,496)	$—	$—	$(10,574)	$—
Interest Rate Swap Asset (Liability)	$—	$1,181	$—	$—	$(468)	$—
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
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table summarizes non-financial assets measured at fair value on a nonrecurring basis:

(In Thousands)	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$1,852	$—	$—	$850	$—
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. INDEBTEDNESS
The following is a summary of the Company's debt, net of unamortized debt issuance costs as applicable:

(In Thousands)	June 30, 2024	December 31, 2023
Revolving Facility	$48,900	$25,000
Term Loan, Due in Installments through April 2027[1]	166,863	168,963
Total Debt	215,763	193,963
Less: Current Maturities	12,475	6,388
Long-Term Debt	$203,288	$187,575
1 Includes unamortized debt issuance costs of $0.5 million and $0.6 million as of June 30, 2024 and December 31, 2023. The Company has included $2.0 million and $2.2 million of debt issuance costs as of June 30, 2024 and December 31, 2023, respectively, related to the amended revolving credit facility, within prepaid expenses and other assets in the condensed consolidated balance sheets.
Revolving Credit Facility and Term Loan
On April 1, 2022 the Company entered into an unsecured credit facility (the "Credit Facility") that provided for a $175 million term loan (the "Term Loan") and a $375 million revolving credit facility (the "Revolving Facility"), which included (i) a $35 million sublimit for the issuance of letters of credit on customary terms, and (ii) a $35 million sublimit for swing line loans on customary terms. The Company pays a commitment fee on unused balances related to the revolving facility, which ranges from 0.20% to 0.30% as determined by the Company's ratio of total net debt to EBITDA (as defined in the credit agreement governing the Credit Facility).
On February 23, 2024, the Company amended its Credit Facility to, among other things: (i) decrease the Revolving Facility commitment from $375 million to $275 million, (ii) require the execution and delivery of a Security Agreement providing for the granting of a first priority lien (subject to Permitted Liens) on substantially all of the assets of the Borrowers and Guarantors (excluding real property), including, subject to customary exceptions, a pledge of the capital stock of all existing and future domestic subsidiaries and 66% of the capital stock of each first tier foreign subsidiary, and (iii) amend the existing Fixed Charge Coverage ratio to lower the required minimum threshold.
As a result of the amendment, during the six months ended June 30, 2024, the Company incurred $0.7 million in creditor and third-party fees. These fees were capitalized and included within prepaid expenses and other assets in the condensed and consolidated balance sheets, and will be amortized over the remaining life of the Revolving Facility. The Company expensed $0.6 million of unamortized debt issuance costs due to the reduction in the borrowing capacity of its Revolving Facility.
As of June 30, 2024, $167.3 million and $48.9 million remained outstanding under the Term Loan and Revolving Facility, respectively, compared to $169.5 million and $25.0 million outstanding at December 31, 2023. Amounts outstanding under the letters of credit, which reduce availability under the Revolving Facility, were $19.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company expects that future additional borrowings under the Revolving Facility will be used to provide for working capital and capital expenditures, to finance future permitted acquisitions and for other general corporate purposes.
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
On February 23, 2024, the Company amended its Franchise Loan Facility to conform to the changes resulting from the amendment to its Credit Facility (described above), and to extend the maturity date from March 30, 2024 to March 29, 2025. On April 12, 2024, pursuant to the terms of the Franchise Loan Facility, the Company voluntarily reduced the commitment amount to $3.5 million. As of June 30, 2024, the Franchise Loan Facility had a total commitment amount of $3.5 million.
Financial Covenants
The Credit Facility and the Franchise Loan Facility contain customary financial covenants including (a) a maximum Total Net Debt to EBITDA Ratio of 2.75 to 1.00 and, (b) a minimum Fixed Charge Coverage Ratio of 1.30 to 1.00.
If the Company fails to comply with these covenants, the Company will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and Franchise Loan Facility, the Company may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, the Company maintains compliance with its financial covenants and no event of default has occurred or would result from the payment. The Company is in compliance with all covenants under the Credit Facility at June 30, 2024.
NOTE 4. REVENUE RECOGNITION
The following table disaggregates revenue by source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Lease Revenues and Fees	$335,658	$353,751	$681,667	$727,546
Retail Sales	139,549	148,046	276,478	298,592
Non-Retail Sales	22,062	22,800	44,704	46,735
Franchise Royalties and Fees	5,663	5,588	11,392	11,486
Other	193	187	381	374
Total Revenues[1]	$503,125	$530,372	$1,014,622	$1,084,733
1 Includes revenues from Canadian operations of $4.0 million and $8.2 million during the three and six months ended June 30, 2024, respectively, compared to $4.3 million and $8.7 million, respectively, in the same periods of the prior year.
Lease Revenues and Fees
The Company’s customer lease agreements provide for initial contractual terms up to 30 days, which is less than the majority of the remaining economic life of the leased merchandise. Additionally, the underlying lease merchandise is of such a nature that it has alternative use to other customers. Lease agreements can be renewed for additional terms of the same length. The leases do not transfer ownership by the end of the lease term. Lease agreements grant customers an option to purchase the lease merchandise by renewing their lease agreements a specified number of times, typically 12, 18, or 24 times, or by exercising an early purchase option. Our customers have not exercised such purchase options with sufficient frequency to support that their exercises are reasonably certain. The customer may choose to not renew the lease agreement and return or surrender the leased merchandise at any time without penalty. Therefore, our customer lease agreements are accounted for as operating leases within the scope of ASC 842, Leases.
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

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
payments due but not received prior to month end are recorded as accounts receivable in the accompanying condensed consolidated balance sheets. Lease revenues are recorded net of a provision for returns and uncollectible renewal payments.
The Company had $6.3 million and $12.5 million of revenue during the three and six months ended June 30, 2024, respectively, compared to $6.2 million and $12.5 million, respectively, in the same periods of the prior year, within the scope of ASC 606, Revenue from Contracts with Customers, which is included in lease revenues and fees above in the accompanying condensed consolidated statements of (loss) earnings.
Retail Sales
All retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2024 and 2023.
Aaron's Business
Revenues from the retail sale of lease merchandise to individual consumers are recognized at the point of sale and are recorded within retail sales in the accompanying condensed consolidated statements of (loss) earnings. Generally, the transfer of control occurs near or at the point of sale for retail sales. Aaron's Business retail sales are not subject to a returns policy.
BrandsMart
Revenues from the retail sale of merchandise inventories are recorded within retail sales in the accompanying condensed consolidated statements of (loss) earnings and are recognized at a point in time that the Company has satisfied its performance obligation and transferred control of the product to the respective customer. Revenues associated with retail sales transactions for which control has not transferred are deferred and are recorded within customer deposits and advance payments within the accompanying consolidated balance sheets.
Retail sales at the BrandsMart segment, both in store and online, are subject to the segment's 30-day return policy. Accordingly, an allowance, based on historical returns experience, for sales returns is recorded as a component of retail sales in the period in which the related sales are recorded as well as an asset for the returned merchandise. The return asset and allowance for sales returns as of June 30, 2024 was $1.9 million and $2.5 million, respectively, compared to $2.5 million and $3.4 million as of December 31, 2023, respectively. The return asset and allowance for sales returns was recorded within prepaid and other assets and accounts payable and accrued expenses within the accompanying consolidated balance sheets, respectively.
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
Non-Retail Sales
Revenues for the non-retail sale of merchandise to Aaron's franchisees are recognized when control transfers to the franchisee, which is upon delivery of the merchandise and are recorded within non-retail sales in the accompanying condensed consolidated statements of (loss) earnings. All non-retail sales revenue is within the scope of ASC 606, Revenue from Contracts with Customers, during the three and six months ended June 30, 2024 and 2023.
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
Substantially all franchise royalties and fee revenue is within the scope of ASC 606, Revenue from Contracts with Customers. Of the franchise royalties and fees, during the three and six months ended June 30, 2024, $4.4 million and $8.9 million, respectively, is related to franchise royalty income that is recognized as the fees become due, compared to $4.4 million and $9.2 million, respectively, during the same periods of the prior year. The remaining revenue is primarily related to advertising fees charged to franchisees. Franchise royalties and fees are recorded within franchise royalties and other revenues in the accompanying condensed consolidated statements of (loss) earnings.
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
On April 1, 2022, the Company entered into a Franchise Loan Facility agreement, which has been amended twice since that date. The most recent amendment, which occurred on February 23, 2024, amended the Franchise Loan Facility to conform to the changes resulting from the amendment to its Credit Facility described in Note 3, and to extend the maturity date to March 29, 2025. On April 12, 2024, pursuant to the terms of the Franchise Loan Facility, the Company voluntarily reduced the commitment amount to $3.5 million. As of June 30, 2024, the Franchise Loan Facility had a total commitment amount of $3.5 million, and the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $2.1 million.
The Company is subject to financial covenants under the Franchise Loan Facility as detailed in Note 3 to these condensed consolidated financial statements. At June 30, 2024, the Company was in compliance with all covenants under the Franchise Loan Facility agreement.
The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the condensed consolidated balance sheets and was $0.2 million and $1.0 million at June 30, 2024 and December 31, 2023, respectively. The balances at June 30, 2024 and December 31, 2023 included qualitative consideration of potential losses associated with uncertainties impacting the operations and liquidity of our franchisees. Such uncertainties include inflationary and other economic pressures in the current macroeconomic environment.
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
At June 30, 2024 and December 31, 2023, the Company had accrued $1.0 million and $0.7 million, respectively, for pending legal and regulatory matters for which it believes losses are probable and is management's best estimate of its exposure to loss. The Company records these liabilities in accounts payable and accrued expenses in the condensed consolidated balance sheets.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In Jacob Atkinson v. Aaron’s, LLC dba Aaron’s Sales & Lease Ownership, LLC et al., Civil Action NO. 23-2-19649-0 (King Cnty. Sup Ct.), filed on October 11, 2023, plaintiff alleges that the Company violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110, because certain of the Company’s job postings did not include a wage scale or salary range. Because the statute is new, issues including standing, applicability as to who it covers, and the constitutionality of the statutory penalty have not been determined. Plaintiff seeks injunctive and declaratory relief and also seeks certification of a putative class. On November 14, 2023, the Company removed the lawsuit to federal court in the United States District Court for the Western District of Washington. On January 22, 2024, the Company filed a motion to dismiss the lawsuit. On April 30, 2024, the Company's motion to dismiss was granted by the district court without prejudice and with leave to amend. On May 8, 2024, and on June 26, 2024, the district court granted in part motions for partial reconsideration filed by plaintiff and the Company, respectively. As a result, the district court remanded the proceeding to the King County Superior Court in Washington state and also struck part of the initial order granting the Company's motion to dismiss. The Company has not yet answered or otherwise responded to the complaint.
The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. The Company's estimates for legal and regulatory accruals, aggregate probable loss amounts and reasonably possible loss amounts, are all subject to the uncertainties and variables described above. Other than as described above, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2024.
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
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated the Operational Efficiency and Optimization Restructuring Program intended to strengthen operational efficiencies and reduce the Company's overall costs. Management believes that this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center logistics competencies. Since initiation, the program resulted in the closure or consolidation of 65 Company-operated Aaron's stores through June 30, 2024. This program also includes the Hub and Showroom model to optimize labor and other operating expenses in markets, store labor realignments, rationalization of the Company's supply chain, the centralization and restructuring of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Total net restructuring expenses under the Operational Efficiency and Optimization Restructuring Program related to the initiatives described above were $2.0 million and $7.3 million during the three and six months ended June 30, 2024, respectively, compared to $1.6 million and $4.4 million, respectively, in the same periods of the prior year, and were recorded within the Unallocated Corporate category for segment reporting. For both periods ended June 30, 2024, these expenses were comprised mainly of severance charges resulting from headcount reductions at its store support center to more closely align with current business conditions, continuing variable occupancy costs incurred related to closed stores, operating lease right-of-use asset and fixed asset impairment charges and net losses on the sale of store properties and related assets. For the prior year periods, these expenses were comprised mainly of professional advisory fees in the three months ended June 30, 2023 and severance charges in the three months ended March 31, 2023 relating to the Company's January 2023 headcount reduction. We also incurred continuing variable occupancy costs related to closed stores, operating lease right-of-use asset impairment charges and fixed asset impairment charges throughout the six months ended June 30, 2023. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
Since inception of the Operational Efficiency and Optimization Restructuring Program, the Company has incurred charges of $25.4 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in its store support center and Aaron's Business store oversight functions.
Real Estate Repositioning and Optimization Restructuring Program
During the first quarter of 2020, the Company initiated a real estate repositioning and optimization restructuring program. This program includes a strategic plan to remodel, reposition, and consolidate our Company-operated Aaron's store footprint over the next two to three years. We believe that such strategic actions will allow Aaron's to continue to successfully serve our markets while continuing to utilize our growing aarons.com platform. Management expects that this strategy, along with our increased use of technology, will enable us to reduce store count while retaining a significant portion of our existing customer relationships as well as attract new customers. Since initiation, the program has resulted in the closure, consolidation, or relocation of 262 Company-operated stores through June 30, 2024. This program also resulted in the closure of one administrative store support building, a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
Total net restructuring expenses under the real estate repositioning and optimization restructuring program were $0.9 million and $3.5 million during the three and six months ended June 30, 2024, compared to $3.3 million and $5.7 million, respectively, in the same periods of the prior year, and are recorded within the Unallocated Corporate category for segment reporting. For both periods ended June 30, 2024, these expenses were comprised mainly of continuing variable occupancy costs incurred related to closed stores, with the six month period ended June 30, 2024 also including a $1.2 million net loss on the sale of store properties and related assets.
Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $74.3 million under the program. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
The following table summarizes total restructuring charges for the three and six months ended June 30, 2024 and 2023, respectively, under the Company's two restructuring programs described above:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Right-of-Use Asset Impairment	$306	$861	$1,979	$1,635
Operating Lease Charges	1,278	2,712	3,059	4,620
Fixed Asset Impairment	172	58	546	180
Severance[1]	197	(372)	2,737	1,830
Net Loss (Gain) on Sale of Store Properties and Related Assets	415	—	1,529	—
Other Expenses[2]	560	1,576	976	1,859
Total Restructuring Expenses, Net	$2,928	$4,835	$10,826	$10,124
1 During the three months ended June 30, 2023, the Company had a partial reversal of severance charges that were originally estimated in connection with the Company's January 2023 headcount reduction.
2 Includes professional advisory fees.
The following table summarizes the corresponding accrual balances as of June 30, 2024 and December 31, 2023 for the restructuring programs:

(In Thousands)	Severance	Operating Lease Charges[1]	Professional Advisory Fees
Balance at December 31, 2023	$171	$849	$4
Restructuring Charges	2,737	(212)	598
Payments	(2,908)	—	(498)
Balance at June 30, 2024	$—	$637	$104
1 Operating lease charges payable at June 30, 2024 relate to accrued maintenance charges at various properties vacated in conjunction with the restructuring programs discussed herein. These liabilities are included within accounts payable and

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
accrued expenses in the consolidated balance sheets. All other operating lease charges incurred during the six months ended June 30, 2024 were expensed as incurred and are not reflected in this table as they do not impact the restructuring accrual.
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
The BrandsMart segment includes the operations of BrandsMart U.S.A. (other than BrandsMart Leasing), which is one of the leading appliance and consumer electronics retailers in the southeastern United States and one of the largest appliance retailers in the country with 12 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com.
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
The Company does not evaluate performance or allocate resources based on segment asset data, and therefore total segment assets are not presented.

	Three Months Ended June 30, 2024
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$335,658	$—	$—	$335,658
Retail Sales	5,804	135,420	(1,675)	139,549
Non-Retail Sales	22,062	—	—	22,062
Franchise Royalties and Fees	5,663	—	—	5,663
Other	193	—	—	193
Total Revenues	$369,380	$135,420	$(1,675)	$503,125

	Three Months Ended June 30, 2024
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$238,252	$33,964	$—	$(198)	$272,018
Earnings (Loss) Before Income Taxes	17,275	(4,024)	(29,396)	(105)	(16,250)
Other Depreciation and Amortization[2]	19,053	3,744	202	—	22,999
Capital Expenditures	14,684	4,095	555	—	19,334
1 The loss before income taxes for the Unallocated Corporate category during the three months ended June 30, 2024 was impacted by restructuring charges of $2.9 million, and acquisition-related costs of $8.0 million.
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$353,751	$—	$—	$353,751
Retail Sales	6,615	143,776	(2,345)	148,046
Non-Retail Sales	22,800	—	—	22,800
Franchise Royalties and Fees	5,588	—	—	5,588
Other	187	—	—	187
Total Revenues	$388,941	$143,776	$(2,345)	$530,372

	Three Months Ended June 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$246,839	$35,569	$—	$(136)	$282,272
Earnings (Loss) Before Income Taxes	30,840	1,083	(23,833)	(88)	8,002
Other Depreciation and Amortization[2]	18,655	3,390	222	—	22,267
Capital Expenditures	15,629	4,293	1,434	—	21,356
1 The loss before income taxes for the Unallocated Corporate category during the three months ended June 30, 2023 was impacted by restructuring charges of $4.8 million, and acquisition-related costs of $0.5 million.
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2024
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$681,667	$—	$—	$681,667
Retail Sales	12,291	267,943	(3,756)	276,478
Non-Retail Sales	44,704	—	—	44,704
Franchise Royalties and Fees	11,392	—	—	11,392
Other	381	—	—	381
Total Revenues	$750,435	$267,943	$(3,756)	$1,014,622

	Six Months Ended June 30, 2024
(In Thousands)	Aaron's Business	BrandsMart	Unallocated Corporate[1]	Elimination	Total
Gross Profit	$482,883	$63,440	$—	$(422)	$545,901
Earnings (Losses) Before Income Taxes	36,009	(10,445)	(57,916)	(217)	(32,569)
Other Depreciation and Amortization[2]	38,053	7,577	405	—	46,035
Capital Expenditures	32,249	6,559	1,467	—	40,275
1 The loss before income taxes for the Unallocated Corporate category during the six months ended June 30, 2024 was impacted by restructuring charges of $10.8 million, and acquisition-related costs of $8.9 million.
2 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

THE AARON’S COMPANY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2023
(In Thousands)	Aaron's Business	BrandsMart	Elimination of Intersegment Revenues	Total
Lease Revenues and Fees	$727,546	$—	$—	$727,546
Retail Sales	14,933	287,934	(4,275)	298,592
Non-Retail Sales	46,735	—	—	46,735
Franchise Royalties and Fees	11,486	—	—	11,486
Other	374	—	—	374
Total Revenues	$801,074	$287,934	$(4,275)	$1,084,733

	Six Months Ended June 30, 2023
(In Thousands)	Aaron's Business[1]	BrandsMart	Unallocated Corporate[2]	Elimination	Total
Gross Profit	$507,545	$70,704	$—	$(283)	$577,966
Earnings (Loss) Before Income Taxes	66,699	195	(49,804)	(196)	16,894
Other Depreciation and Amortization[3]	37,358	7,035	444	—	44,837
Capital Expenditures	33,658	5,209	2,698	—	41,565
1 The earnings before income taxes for the Aaron's Business during the six months ended June 30, 2023 includes a $3.8 million receipt from the settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes.
2 The loss before income taxes for the Unallocated Corporate category during the six months ended June 30, 2023 was impacted by restructuring charges of $10.1 million, acquisition-related costs of $2.4 million and separation-related costs of $0.1 million.
3 Excludes depreciation of lease merchandise, which is not included in the chief operating decision maker's measure of depreciation and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Information: Except for historical information contained herein, the matters set forth in this Form 10-Q are forward-looking statements. These statements are based on management's current expectations and plans, which involve risks and uncertainties. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "expect," "expectation," "anticipate," "may," "could," "should", "intend," "belief," "estimate," "plan," "target," "project," "likely," "will," "forecast," "future," "outlook," and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the filing date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 ("Quarterly Report") and which involve risks and uncertainties that may cause actual results to differ materially from those expressed in or implied by these statements. These risks and uncertainties include (i) changes in the enforcement of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business, and failures to comply with existing or new laws or regulations, including those related to consumer protection, as well as an increased focus on our industry by federal and state regulatory authorities; (ii) our ability to execute on our multi-year strategic plan and achieve the benefits and outcomes we expect, including improving our business, centralizing key processes such as customer lease decisioning and payments, real estate optimization, enhancing our e-commerce platform and digital acquisition channels, enhancing and growing BrandsMart, and optimizing our cost structure; (iii) our ability to attract and retain key personnel and maintain their productivity, including due to the impact of the pending Merger; (iv) our ability to manage cybersecurity risks, disruptions or failures in our information technology systems and to protect the security of personal information of our customers and employees; (v) weakening general market and economic conditions, especially as they may affect retail sales, increased interest rates, unemployment and consumer confidence; (vi) the concentration of our stores in certain regions or limited markets; (vii) the current inflationary environment could result in increased labor, raw materials or logistics costs that we are unable to offset or accelerating prices that result in lower lease volumes; (viii) business disruptions due to political and economic instability resulting from global conflicts such as the Russia-Ukraine conflict and related economic sanctions and the conflict in Israel, Palestine and surrounding areas, as well as domestic civil unrest; (ix) any future potential pandemics, as well as related measures taken by governmental or regulatory authorities to combat the pandemic; (x) challenges faced by our business, including commoditization of consumer electronics, our high fixed-cost operating model and the ongoing labor shortage; (xi) increased competition from direct-to-consumer and virtual lease-to-own competitors, as well as from traditional and online retailers and other competitors; (xii) increases in lease merchandise write-offs; (xiii) any failure to realize the benefits expected from the acquisition of BrandsMart, including projected synergies; (xiv) the acquisition of BrandsMart may create risks and uncertainties which could materially and adversely affect our business and results of operations; (xv) our ability to successfully acquire and integrate businesses and to realize the projected results and expected benefits of acquisitions or strategic transactions; (xvi) our ability to maintain or improve market share in the categories in which we operate despite heightened competitive pressure; (xvii) our ability to improve operations and realize cost savings; (xviii) impacts on our existing business relationships with customers, suppliers, franchisees and others as a result of the pending Merger; (xix) diversion of management attention away from ongoing business concerns in order to focus on completion of the Merger; (xx) restrictions on the conduct of our business prior to the completion of the Merger; (xxi) our ability to complete the Merger including meeting the outstanding closing conditions to the Merger, including obtaining shareholder approval; and (xxii) the other risks and uncertainties discussed under "Risk Factors" in the Company's 2023 Annual Report. Statements in this Quarterly Report that are "forward-looking" include without limitation statements about: (i) the execution of our key strategic priorities; (ii) the growth and other benefits we expect from executing those priorities; (iii) our financial performance outlook; (iv) the Company's goals, plans, expectations, and projections regarding the expected benefits of the BrandsMart acquisition; and (v) the expected timing of, and other considerations related to, consummation of the Merger. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this news release. Except as required by law, the Company undertakes no obligation to update these forward-looking statements to reflect subsequent events or circumstances after the filing date of this Quarterly Report.
The following discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 and 2023, including the notes to those statements, appearing elsewhere in this report, as well as management's discussion and analysis and the consolidated financial statements included in our 2023 Annual Report.
Business Overview
The Company is a leading, technology-enabled, omni-channel provider of lease-to-own ("LTO") and retail purchase solutions of furniture, electronics, appliances, and other home goods across its brands: Aaron's, BrandsMart U.S.A., BrandsMart Leasing, and Woodhaven Furniture Industries ("Woodhaven").
As of June 30, 2024, the Company's operating and reportable segments are the Aaron's Business and BrandsMart, each as described below.
The Aaron's Business segment is comprised of (i) Aaron's branded Company-operated and franchise-operated stores; (ii) its e-commerce platform ("aarons.com"); (iii) Woodhaven; and (iv) BrandsMart Leasing (collectively, the "Aaron's Business").

The operations of BrandsMart U.S.A. (excluding BrandsMart Leasing) comprise the BrandsMart segment (collectively, "BrandsMart").
Aaron's Business Segment
Since its founding in 1955, Aaron's has been committed to serving the overlooked and underserved customer with a dedication to inclusion and improving the communities in which it operates. Through a portfolio of approximately 1,210 stores and its aarons.com e-commerce platform, Aaron's, together with its franchisees, provide consumers with LTO and retail purchase solutions for the products they need and want, with a focus on providing its customers with unparalleled customer service, high approval rates, lease plan flexibility, and an attractive value proposition, including competitive monthly payments and total cost of ownership, as compared to other LTO providers.
Woodhaven manufactures and supplies a significant portion of the upholstered furniture leased and sold in Company-operated and franchised Aaron's stores.
Launched in 2022, BrandsMart Leasing offers LTO purchase solutions to customers of BrandsMart U.S.A.
BrandsMart Segment
Founded in 1977, BrandsMart U.S.A. is one of the leading appliance and consumer electronics retailers in the southeast United States and one of the largest appliance retailers in the country with 12 stores in Florida and Georgia and a growing e-commerce presence on brandsmartusa.com. The operations of BrandsMart U.S.A. (other than BrandsMart Leasing) comprise the BrandsMart segment.
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
Since initiation, the program has resulted in the closure, consolidation, or relocation of 262 Company-operated Aaron's stores through June 30, 2024. This program also resulted in the closure of one administrative store support building and a further rationalization of our store support center staff, which included a reduction in employee headcount in those areas to more closely align with current business conditions.
During the second quarter of 2024, the Company opened 6 new GenNext locations and closed 2 GenNext locations. Combined with the 265 locations open at the beginning of the quarter, total GenNext stores contributed approximately 34.9% of total lease revenues and fees and retail revenues for the Aaron's Business segment during the six months ended June 30, 2024. We will continue to evaluate our Company-operated Aaron's store portfolio to determine how to best rationalize and reposition our store base to better align with marketplace demand.
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

Since inception of the real estate repositioning and optimization program, the Company has incurred charges of $74.3 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, losses recognized related to contractual lease obligations, and severance related to reductions in store support center and field support staff headcount. We expect future restructuring expenses (reversals) due to potential future early buyouts of leases with landlords, as well as continuing variable occupancy costs related to closed stores.
Operational Efficiency and Optimization Restructuring Program
During the third quarter of 2022, the Company initiated the Operational Efficiency and Optimization Restructuring Program intended to reduce the Company's overall costs. Management believes that implementing this restructuring program will help the Company sharpen its operational focus, optimize its cost profile, allocate capital resources towards long-term strategic objectives, and generate incremental value for shareholders through investments in technological capabilities, and fulfillment center and logistics competencies. The program resulted in the closure or consolidation of 65 Company-operated Aaron's stores through June 30, 2024. This program also includes the Hub and Showroom model to optimize labor in markets, store labor realignments, optimization of the Company's supply chain, the centralization and optimization of store support center, operations, and multi-unit store oversight functions, as well as other real estate and third party spend costs reductions.
Since inception of the Operational Efficiency and Optimization Restructuring Program, the Company has incurred charges of $25.4 million under the plan. These cumulative charges are primarily comprised of operating lease right-of-use asset and fixed impairment charges, continuing variable occupancy costs incurred related to closed stores, professional advisory fees, and severance related to reductions in its store support center and Aaron's Business store oversight functions.
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
Highlights
We have been actively monitoring the impact of the current challenging macroeconomic environment, including inflation, rising interest rates, the slowing of consumer demand, business disruptions due to political or economic instability, including global conflicts such as the Russia-Ukraine conflict and related economic sanctions and the conflict in Israel, Palestine and surrounding areas, on all aspects of our business. We anticipate that demanding market conditions, including reduced consumer demand and elevated levels of inflation, will continue throughout 2024 and beyond. We anticipate that these headwinds will be partially mitigated by our cost cutting and real estate repositioning and optimization strategies further described above.
The following summarizes significant financial highlights from the three months ended June 30, 2024:
•Consolidated revenues were $503.1 million in the second quarter of 2024, a decrease of 5.1% compared to the second quarter of 2023.
•Total revenues for the Aaron's Business were $369.4 million in the second quarter of 2024 compared to $388.9 million in the second quarter of 2023, a decrease of 5.0%. This decrease was primarily driven by a lower average lease portfolio size during the quarter, lower lease renewal rate in the quarter, lower exercise of early purchase options and lower retail sales.
•The lease portfolio size, excluding BrandsMart Leasing, began 2024 at $117.7 million, down 7.0% compared to the beginning of 2023, and ended the second quarter of 2024 at $117.2 million, down 2.0% compared to the end of the second quarter of 2023.

•E-commerce revenues for the Aaron's Business, excluding BrandsMart Leasing, increased 34.7% compared to the prior year quarter and were 25.3% and 17.9% of lease revenues during the three months ended June 30, 2024 and 2023, respectively. E-commerce product revenues for BrandsMart decreased 3.1% during the three months ended June 30, 2024 compared to the prior year quarter and were 8.5% and 8.1% of total product revenues during the three months ended June 30, 2024 and 2023, respectively.
•During the second quarter of 2024, the Company opened 6 new GenNext locations and closed 2 GenNext locations. Combined with the 265 GenNext locations open at the beginning of the quarter, total GenNext stores contributed approximately 34.9% of total lease revenues and fees and retail revenues for the Aaron's Business during the three months ended June 30, 2024.
•Loss before income taxes was $16.3 million in the second quarter of 2024 compared to earnings before income taxes of $8.0 million in the second quarter of 2023. Loss before income taxes for the second quarter of 2024 was negatively impacted by restructuring charges of $2.9 million and acquisition-related costs of $8.0 million. Earnings before income taxes for the second quarter of 2023 was negatively impacted by restructuring charges of $4.8 million, and acquisition-related costs of $0.5 million.
•Net loss for the second quarter of 2024 was $11.9 million compared to net earnings of $6.5 million in the prior year period. Diluted loss per share for the second quarter of 2024 was $0.39 compared with diluted earnings per share of $0.21 in the prior year period.
Agreement and Plan of Merger with IQVentures
On June 16, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with IQVentures Holdings, LLC, an Ohio limited liability company ("Parent" or "IQVentures"), and Polo Merger Sub, Inc., a newly formed Georgia corporation and a wholly owned subsidiary of Parent ("Merger Sub"). The Merger Agreement provides for the acquisition of the Company by Parent by means of a merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
At the time the Merger becomes effective (the "Effective Time"), each share of the Company's common stock, par value $0.50 per share issued and outstanding immediately prior to the Effective Time (other than dissenting shares, treasury shares and shares owned by Parent or any direct or indirect wholly owned subsidiary of Parent), will be converted automatically into the right to receive $10.10 in cash, without interest. The Company’s Board of Directors has approved the Merger Agreement, but completion of the Merger is subject to certain other customary conditions, including approval by the Company’s shareholders.
The Merger Agreement contains customary termination rights for the Company and Parent, including the payment of termination fees under specified circumstances. The Merger Agreement also contains customary representations, warranties and covenants of the Company, including covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger and not to engage in certain types of transactions during this interim period without the prior written consent of Parent. The consummation of the Merger is not subject to any financing condition. Under the terms of the Merger Agreement, the Company is permitted to continue to pay its regular quarterly dividend, not in excess of $0.125 per share.
For further information on the Merger and Merger Agreement, refer to the Company's Form 8-K filed with the SEC on June 17, 2024.
Other than transaction-expenses associated with the proposed Merger of $7.5 million for the three and six months ended June 30, 2024, the terms of the Merger Agreement did not impact the Company's consolidated financial statements.

Key Metrics
The following table presents store count by ownership type:

Stores as of June 30	2024	2023
Company-operated Aaron's Stores[1]	976	1,026
GenNext (included in Company-Operated)	269	230
Franchisee-operated Aaron's Stores	229	230
BrandsMart U.S.A. Stores[2]	12	10
Systemwide Stores	1,217	1,266
The following table presents Company-operated Aaron's stores by type:

Company-operated Aaron's Store Types as of June 30, 2024	GenNext	Legacy	Total
Store	190	566	756
Hub	61	49	110
Showroom	18	92	110
Total	269	707	976
1 The typical layout for a Company-operated Aaron's store is a combination of showroom, customer service and warehouse space, generally comprising 6,000 to 15,000 square feet. Certain Company-operated Aaron's stores consist solely of a showroom.
2 BrandsMart U.S.A. stores average approximately 96,000 square feet.
Aaron's Business
Lease Portfolio Size. Our lease portfolio size for the Aaron's Business, excluding BrandsMart Leasing, represents the total balance of collectible lease payments for the next month derived from our aggregate outstanding customer lease agreements at a point in time. As of the end of any month, the lease portfolio size is calculated as the lease portfolio size at the beginning of the period plus collectible lease payments for the next month derived from new lease agreements originated in the period less the reduction in collectible lease payments for the next month primarily as a result of customer agreements that reach full ownership, customer early purchase option exercises, lease merchandise returns, and write-offs. Lease portfolio size provides management insight into expected future collectible lease payments. The Company ended the second quarter of 2024 with a lease portfolio size for all Company-operated Aaron's stores of $117.2 million, a decrease of 2.0% compared to the lease portfolio size as of June 30, 2023.
Lease Renewal Rate. Our lease renewal rate for the Aaron's Business, excluding BrandsMart Leasing, for any given period represents the weighted average of the monthly lease renewal rates for each month in the period. The monthly lease renewal rate for any month is calculated by dividing (i) the lease revenues collected or renewed related to leased merchandise for such month by (ii) the lease portfolio size as of the beginning of such month. The lease renewal rate provides management insight into the Company's success in retaining current customers within our customer lease portfolio over a given period and provides visibility into expected future customer lease payments and the related lease revenue. The lease renewal rate for the second quarter of 2024 was 86.8%, compared to 88.2% in the second quarter of 2023.
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
For the three month period ended June 30, 2024, BrandsMart comparable sales decreased 7.3%. We calculated this amount by comparing BrandsMart retail sales for the comparable period in 2023 for all BrandsMart stores open for the entire 15-month period ended June 30, 2024 as well as the remaining revenue components noted above.

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
Key Components of (Loss) Earnings Before Income Taxes
In this management's discussion and analysis section, we review our condensed consolidated results. The financial statements for the three and six months ended June 30, 2024 and comparable prior year period are condensed consolidated financial statements of the Company and its subsidiaries, each of which is wholly-owned, and is based on the financial position and results of operations of the Company.
For the three and six months ended June 30, 2024 and the comparable prior year period, some of the key revenue, cost and expense items that affected (loss) earnings before income taxes were as follows:
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
Acquisition-Related Costs. Prior to the three months ended June 30, 2024, acquisition-related costs had been comprised entirely of costs associated with the acquisition of BrandsMart U.S.A. in April 2022. As of June 30, 2024, acquisition-related costs also include costs related to the planned Merger with IQVentures. Refer to Note 1 of the accompanying condensed consolidated financial statements for further detail.
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

Consolidated Results of Operations – Three months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
REVENUES:
Lease Revenues and Fees	$335,658	$353,751	$(18,093)	(5.1)%
Retail Sales	139,549	148,046	(8,497)	(5.7)
Non-Retail Sales	22,062	22,800	(738)	(3.2)
Franchise Royalties and Other Revenues	5,856	5,775	81	1.4
	503,125	530,372	(27,247)	(5.1)
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	108,275	117,400	(9,125)	(7.8)
Retail Cost of Sales	104,310	111,284	(6,974)	(6.3)
Non-Retail Cost of Sales	18,522	19,416	(894)	(4.6)
	231,107	248,100	(16,993)	(6.8)
GROSS PROFIT	272,018	282,272	(10,254)	(3.6)
Gross Profit %	54.1%	53.2%

OPERATING EXPENSES:
Personnel Costs	126,326	124,945	1,381	1.1
Other Operating Expenses, Net	126,563	121,670	4,893	4.0
Provision for Lease Merchandise Write-Offs	20,565	19,001	1,564	8.2
Restructuring Expenses, Net	2,928	4,835	(1,907)	(39.4)
Acquisition-Related Costs	7,981	546	7,435	nmf
	284,363	270,997	13,366	4.9

OPERATING (LOSS) PROFIT	(12,345)	11,275	(23,620)	nmf
Interest Expense	(4,161)	(3,910)	251	6.4
Other Non-Operating Income, Net	256	637	(381)	(59.8)

(LOSS) EARNINGS BEFORE INCOME TAXES	(16,250)	8,002	(24,252)	nmf

INCOME TAX (BENEFIT) EXPENSE	(4,347)	1,485	5,832	nmf

NET (LOSS) EARNINGS	$(11,903)	$6,517	$(18,420)	nmf

Revenues. Total consolidated revenues were $503.1 million during the three months ended June 30, 2024, a $27.2 million decrease compared to the prior year period. This decrease was driven by a $19.6 million decrease in revenues in the Aaron's Business segment and a $8.4 million decrease in revenue at the BrandsMart segment during the three months ended June 30, 2024, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $272.0 million during the three months ended June 30, 2024, a $10.3 million decrease compared to the prior year period. This decrease was primarily driven by a $8.6 million decrease in gross profit at the Aaron's Business segment, as well as a $1.6 million decrease in gross profit at the BrandsMart segment during the three months ended June 30, 2024, as discussed further in the "Segment Performance" section below.
As a percentage of total consolidated revenues, consolidated gross profit increased to 54.1% during the three months ended June 30, 2024 compared to 53.2% for the comparable period in the prior year primarily due to higher gross profit margin on lease revenue and fees and retail sales in the Aaron's Business as well as higher gross profit margin on retail sales at the BrandsMart segment, as discussed in the Segment Performance section below.

Operating Expenses
Personnel Costs. Personnel Costs increased by $1.4 million during the second quarter of 2024 compared to the same period of the prior year, due primarily to higher performance-based incentive compensation at the Aaron's Business and increased workers compensation and health insurance expense at both the Aaron's Business and BrandsMart segments, partially offset by the optimization of store labor, store support, and operational oversight functions at the Aaron's Business.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Occupancy Costs	$56,357	$55,778	$579	1.0%
Other Miscellaneous Expenses, net	28,398	29,523	(1,125)	(3.8)
Shipping and Handling	16,130	16,770	(640)	(3.8)
Advertising Costs	11,765	6,613	5,152	77.9
Bank and Credit Card Related Fees	7,783	7,936	(153)	(1.9)
Professional Services	4,066	3,867	199	5.1
Intangible Amortization	2,486	2,595	(109)	(4.2)
Gains on Dispositions of Store-Related Assets, net	(422)	(1,412)	990	70.1
Other Operating Expenses, net	$126,563	$121,670	$4,893	4.0%
As a percentage of total revenues, other operating expenses, net increased to 25.2% for the second quarter of 2024 from 22.9% in the same period in 2023.
Other miscellaneous expenses, net primarily represents the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The decrease in this category is primarily due to lower inventory-related operating expenses and a reduction to franchisee-related reserves at the Aaron’s Business segment, partially offset by higher general liability expense at both the Aaron's Business and BrandsMart segments.
Shipping and handling costs decreased during the three months ended June 30, 2024 compared to the prior year period primarily due to lower fuel and maintenance, partially offset by higher automotive liability expense at the Aaron's Business.
Advertising costs increased due to a planned increase in marketing spend in both business segments.
Gains on dispositions of store-related assets, net decreased primarily due to a reduction in the number and gains attributable to Aaron's Business vehicle sales in the current quarter compared to the same period in 2023.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business increased to 6.1% for the three months ended June 30, 2024 compared to 5.4% in the same period of 2023. This increase was primarily driven by lower lease revenues and fees in the three months ended June 30, 2024, and an increasing mix of e-commerce agreements written into the portfolio.
Restructuring Expenses, Net. Restructuring activity for the three months ended June 30, 2024 resulted in expenses of $2.9 million, which were mainly comprised of $1.3 million of continuing variable occupancy costs incurred related to previously closed stores, $0.5 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure, and a $0.4 million net loss on the sale of store properties and related assets. Restructuring activity for the three months ended June 30, 2023 resulted in expenses of $4.8 million, which were mainly comprised of $2.7 million of continuing variable occupancy costs incurred related to previously closed stores and $0.9 million of operating lease right-of-use asset and fixed asset impairment for Company-operated stores identified for closure.
Acquisition-Related Costs. Prior to the three months ended June 30, 2024, acquisition-related costs had been comprised entirely of costs associated with the acquisition of BrandsMart U.S.A. in April 2022. For the three months ended June 30, 2024, acquisition-related costs, which totaled $8.0 million, also included $7.5 million of expenses, primarily comprised of professional advisory and legal fees, related to the planned Merger with IQVentures.
Operating Profit
Interest Expense. Interest Expense increased to $4.2 million for the three months ended June 30, 2024 from $3.9 million for the three months ended June 30, 2023. Interest expense for both the three months ended June 30, 2024 and 2023 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs.

Other non-operating income, net. Other non-operating income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.2 million and $0.6 million during the three months ended June 30, 2024 and 2023, respectively. Foreign currency remeasurement net gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the three months ended June 30, 2024 or 2023.
Income Tax (Benefit) Expense
The Company recorded a net income tax benefit of $4.3 million during the three months ended June 30, 2024 compared to an income tax expense of $1.5 million for the same period in 2023. The effective tax rate increased to 26.8% for the three months ended June 30, 2024 compared to 18.6% for the same period in 2023. The tax rate increase in 2024 is primarily due to the loss before income taxes of $16.3 million during the three months ended June 30, 2024 and the impact of permanent differences on the loss before income taxes.
Segment Performance – Three months ended June 30, 2024 and 2023
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Lease Revenues and Fees	$335,658	$353,751	$(18,093)	(5.1)%
Retail Sales	5,804	6,615	(811)	(12.3)
Non-Retail Sales	22,062	22,800	(738)	(3.2)
Franchise Royalties and Fees	5,663	5,588	75	1.3
Other	193	187	6	3.2
Total Revenues - Aaron's Business	$369,380	$388,941	$(19,561)	(5.0)%
The decrease in lease revenues and fees during the three months ended June 30, 2024 were primarily driven by a 3.9% lower average lease portfolio size, which contributed to a $12.4 million decline in lease revenues and fees and a 1.4% decline in lease renewal rate which contributed to a $4.9 million decline in lease revenues and fees compared to the prior year period.
The decrease in retail sales during the three months ended June 30, 2024 were driven primarily by lower demand compared to the prior year period, and the net reduction of 54 store locations.
E-commerce revenues (excluding BrandsMart Leasing) increased 34.7% compared to the prior year quarter and were 25.3% and 17.9% of lease revenues during the three months ended June 30, 2024 and 2023, respectively.
The decrease in non-retail sales is primarily due to lower price-point and close-out sale purchases by outside retailers during the three months ended June 30, 2024, compared to the same period of the prior year.
Gross Profit and Earnings Before Income Taxes.

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Gross Profit	$238,252	$246,839	$(8,587)	(3.5)%
Earnings Before Income Taxes	17,275	30,840	(13,565)	(44.0)

As a percentage of total revenues, gross profit for the Aaron's Business improved to 64.5% during the three months ended June 30, 2024 compared to 63.5% for the comparable period in 2023. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $227.2 million and $236.0 million during the three months ended June 30, 2024 and 2023, respectively. The lower average lease portfolio contributed $8.6 million to the decline in gross profit and the lower lease renewal rate contributed $4.9 million to the decline of the gross profit compared to the prior year period. This was partially offset by $1.9 million of lower idle inventory and $1.9 million in lower inventory costs compared to the prior year period. The increase in gross profit margin is primarily due to a decreasing mix of lower margin early payout revenue compared to the prior year period.
Gross profit for retail sales for the Aaron's Business was $1.7 million during the three months ended June 30, 2024 and 2023, respectively, which represented a gross profit margin of 29.4% and 25.3% for the respective periods. The increase in gross profit margin is primarily due to lower cost of inventory during the three months ended June 30, 2024.
Gross profit for non-retail sales for the Aaron's Business was $3.5 million and $3.4 million during the three months ended June 30, 2024 and 2023, respectively, which represented a gross profit margin of 16.0% and 14.8% for the respective periods. The increase in gross profit is due to lower cost of inventory during the three months ended June 30, 2024.
Earnings before income taxes for the Aaron's Business segment decreased by $13.6 million during the three months ended June 30, 2024 primarily due to lower revenues, higher personnel costs, higher other operating expense, and a higher provision for lease merchandise write-offs.
BrandsMart Segment Results
The following table presents revenue for the BrandsMart segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Retail Sales	$135,420	$143,776	$(8,356)	(5.8)%
Gross Profit	33,964	35,569	(1,605)	(4.5)
(Loss) Earnings Before Income Taxes	(4,024)	1,083	(5,107)	nmf
The decrease in retail sales for the three months ended June 30, 2024 compared to the same period of the prior year was primarily due to a 7.3% decrease in comparable sales for the three months ended June 30, 2024, driven primarily by ongoing weaker customer traffic and customer trade down to lower priced products across major categories.
E-commerce product sales were 8.5% and 8.1% of product sales during the three months ended June 30, 2024 and 2023, respectively, and in total were down 3.1% during the three months ended June 30, 2024 compared to the same period of the prior year. This was primarily due to weaker customer traffic and customer trade down to lower priced products.
As a percentage of total revenues, gross profit for the BrandsMart segment was 25.1% during the three months ended June 30, 2024 compared to 24.7% for the comparable period in 2023.
Loss before income taxes was $4.0 million during the three months ended June 30, 2024, compared to earnings before income taxes of $1.1 million for the comparable period in 2023 primarily due to a $1.6 million decrease in gross profit as well as higher personnel costs and higher other operating expense.

Consolidated Results of Operations – Six months ended June 30, 2024 and 2023

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
REVENUES
Lease Revenues and Fees	$681,667	$727,546	$(45,879)	(6.3)%
Retail Sales	276,478	298,592	(22,114)	(7.4)
Non-Retail Sales	44,704	46,735	(2,031)	(4.3)
Franchise Royalties and Other Revenues	11,773	11,860	(87)	(0.7)
	1,014,622	1,084,733	(70,111)	(6.5)
COSTS OF REVENUES
Depreciation of Lease Merchandise and Other Lease Revenue Costs	220,815	242,541	(21,726)	(9.0)
Retail Cost of Sales	210,272	224,813	(14,541)	(6.5)
Non-Retail Cost of Sales	37,634	39,413	(1,779)	(4.5)
	468,721	506,767	(38,046)	(7.5)
GROSS PROFIT	545,901	577,966	(32,065)	(5.5)
Gross Profit %	53.8%	53.3%

OPERATING EXPENSES
Personnel Costs	251,394	256,390	(4,996)	(1.9)
Other Operating Expenses, Net	258,498	245,815	12,683	5.2
Provision for Lease Merchandise Write-Offs	41,072	39,161	1,911	4.9
Restructuring Expenses, Net	10,826	10,124	702	6.9
Separation Costs	17	129	(112)	(86.8)
Acquisition-Related Costs	8,861	2,394	6,467	nmf
	570,668	554,013	16,655	3.0
OPERATING (LOSS) PROFIT	(24,767)	23,953	(48,720)	nmf
Interest Expense	(8,695)	(8,268)	(427)	(5.2)
Other Non-Operating Income, Net	893	1,209	(316)	(26.1)

(LOSS) EARNINGS BEFORE INCOME TAXES	(32,569)	16,894	(49,463)	nmf

INCOME TAX BENEFIT	(6,485)	(2,421)	4,064	nmf

NET (LOSS) EARNINGS	$(26,084)	$19,315	$(53,527)	nmf
nmf—Calculation is not meaningful

Revenues. Total consolidated revenues were $1.01 billion during the six months ended June 30, 2024, a $70.1 million decrease compared to the prior year period. This decrease was primarily driven by a $50.6 million decrease in revenues in the Aaron's Business segment and a $20.0 million decrease in revenue at the BrandsMart segment during the six months ended June 30, 2024, as discussed further in the "Segment Performance" section below.
Gross Profit. Consolidated gross profit for the Company was $545.9 million during the six months ended June 30, 2024, a $32.1 million decrease compared to the prior year period. This decrease was primarily driven by a $24.7 million decrease in gross profit at the Aaron's Business segment, as well as a $7.3 million decrease in gross profit at the BrandsMart segment during the six months ended June 30, 2024, as discussed further in the "Segment Performance" section below.
As a percentage of total revenues, gross profit increased to 53.8% during the six months ended June 30, 2024 compared to 53.3% for the comparable period in 2023 primarily due to higher gross profit margin on lease revenue and fees and retail sales in the Aaron's Business, partially offset by lower gross profit on retail sales at the BrandsMart segment.

Operating Expenses
Personnel Costs. Personnel costs decreased by $5.0 million during the six months ended June 30, 2024 compared to the prior year period, due primarily to the optimization of store labor, store support, and operational oversight functions at both business segments, partially offset by an increase in incentive-based compensation.
Other Operating Expenses, Net. Information about certain significant components of other operating expenses, net for the consolidated Company is as follows:

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Occupancy Costs	$113,609	$112,058	$1,551	1.4%
Other Miscellaneous Expenses, net	58,643	54,948	3,695	6.7
Shipping and Handling	31,229	32,617	(1,388)	(4.3)
Advertising Costs	30,551	19,567	10,984	56.1
Bank and Credit Card Related Fees	15,735	16,037	(302)	(1.9)
Professional Services	7,902	7,582	320	4.2
Intangible Amortization	4,982	5,241	(259)	(4.9)
Gains on Dispositions of Store-Related Assets, net	(4,153)	(2,235)	(1,918)	(85.8)
Other Operating Expenses, net	$258,498	$245,815	$12,683	5.2%
As a percentage of total revenues, other operating expenses, net was 25.5% and 22.7% for the six months ended June 30, 2024, and 2023, respectively.
Other miscellaneous expenses, net primarily represent the depreciation of IT-related property, plant and equipment, software licensing expenses, franchisee-related reserves, and other expenses. The increase in this category during the six months ended June 30, 2024 compared to the same period in the prior year is primarily due to the receipt in January 2023 of a $3.8 million settlement of a class action lawsuit related to alleged anti-competitive conduct by several manufacturers of cathode ray tubes. The remaining expenses within this category did not fluctuate significantly on an individual basis versus the prior year.
Shipping and handling costs decreased during the six months ended June 30, 2024 compared to the prior year period primarily due to lower fuel and maintenance, partially offset by higher automotive liability expense at the Aaron's Business during the six months ended June 30, 2023.
Advertising costs increased during the six months ended June 30, 2024, as compared to the same period of the prior year primarily due to a planned increase in marketing spend in both business segments.
Gains on dispositions of store-related assets, net increased compared to the prior year period primarily due to gains of $3.3 million recognized during the six months ended June 30, 2024, related to sale and leaseback transactions for four Company-owned Aaron's store properties partially offset by lower gains on vehicle sales in the same period. There were no sale and leaseback transactions during the six months ended June 30, 2023.
Provision for Lease Merchandise Write-Offs. The provision for lease merchandise write-offs as a percentage of lease revenues and fees for the Aaron's Business increased to 6.0% for the six months ended June 30, 2024 compared to 5.4% for the comparable period in 2023. This increase was primarily driven by lower lease revenues and fees during six months ended June 30, 2024, and an increasing mix of e-commerce agreements written into the portfolio.
Restructuring Expenses, Net. Restructuring activity for the six months ended June 30, 2024 resulted in expenses of $10.8 million, which were primarily comprised of $3.1 million of continuing variable occupancy costs incurred related to previously closed stores, $2.7 million of severance charges primarily related to headcount reduction at the store support center to align with current business conditions, and $2.5 million of operating lease right-of-use asset and fixed asset impairments. Restructuring activity for the six months ended June 30, 2023 resulted in expenses of $10.1 million, which were primarily comprised of $4.6 million of continuing variable occupancy costs incurred related to previously closed stores, $1.8 million of operating lease right-of-use asset and fixed asset impairments, and $1.8 million in severance charges related to reduction in store support center staff.

Separation Costs. Separation costs for the six months ended June 30, 2024 and 2023 primarily represent incremental stock-based compensation expense associated with the conversion and modification of unvested and unexercised equity awards, employee-related expenses associated with the spin-off transaction (as described in the 2023 Annual Report) and other one-time expenses incurred by the Company in order to operate as an independent, standalone public entity.
Acquisition-Related Costs. Prior to the three months ended June 30, 2024, acquisition-related costs had been comprised entirely of costs associated with the acquisition of BrandsMart U.S.A. in April 2022. For the six months ended June 30, 2024, acquisition-related costs, which totaled $8.9 million, also included $7.5 million of expenses, primarily comprised of professional advisory and legal fees, related to the planned Merger with IQVentures.
Operating Profit
Interest Expense. Interest Expense increased to $8.7 million for the six months ended June 30, 2024 from $8.3 million for the six months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 and 2023 consists primarily of interest on the Company's variable rate borrowings under the Credit Facility and commitment fees on unused balances, as well as the amortization of debt issuance costs.
Other non-operating income, net. Other non-operating income, net includes (a) net gains and losses resulting from changes in the cash surrender value of Company-owned life insurance related to the Company's deferred compensation plan; (b) the impact of foreign currency remeasurement; and (c) earnings on cash and cash equivalent investments. The changes in the cash surrender value of Company-owned life insurance resulted in net gains of $0.9 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. Foreign currency remeasurement net gains resulting from changes in the value of the U.S. dollar against the Canadian dollar and earnings on cash and cash equivalent investments were not significant during the six months ended June 30, 2024 or 2023.
Income Tax Benefit
The Company recorded a net income tax benefit of $6.5 million during the six months ended June 30, 2024 compared to an income tax benefit of $2.4 million for the same period in 2023. The effective tax rate increased to 19.9% for the six months ended June 30, 2024 compared to (14.3)% for the same period in 2023. The net income tax benefit recognized in 2024 and resulting increase in the effective tax rate was primarily due to the loss before income taxes of $32.6 million, and the impact of discrete tax expense of $1.3 million related to stock-based compensation vesting that occurred during the six months ended June 30, 2024. The net income tax benefit recognized in 2023 and resulting effective tax rate was primarily due to a deferred income tax benefit of $6.6 million generated by the remeasurement of state deferred tax assets in connection with a change in the expected state apportionment percentages related to the election to treat Aaron’s, LLC, a subsidiary of the Company, as a corporation for income tax purposes effective January 1, 2023.
Segment Performance – Six months ended June 30, 2024 and 2023
Aaron's Business Segment Results
Revenues. The following table presents revenue by source for the Aaron's Business segment for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Lease Revenues and Fees	$681,667	$727,546	$(45,879)	(6.3)%
Retail Sales	12,291	14,933	(2,642)	(17.7)
Non-Retail Sales	44,704	46,735	(2,031)	(4.3)
Franchise Royalties and Fees	11,392	11,486	(94)	(0.8)
Other	381	374	7	1.9
Total Revenues - Aaron's Business	$750,435	$801,074	$(50,639)	(6.3)%
The decrease in lease revenues and fees during the six months ended June 30, 2024 were primarily driven by a 4.9% lower average lease portfolio which contributed $31.6 million to the decline in lease revenues and fees, a 1.2% lower lease renewal rate which contributed $8.5 million to the decline in lease revenues and fees and approximately $3.6 million in lower early purchase options during the six months ended June 30, 2024 as compared to the same period of the prior year.
The decrease in retail sales during the six months ended June 30, 2024 were driven primarily by lower demand compared to the prior year period, and the net reduction of 84 store locations.

E-commerce revenues increased 27.4% compared to the prior year period and were 24.6% and 17.9% of total lease revenues and fees during the six months ended June 30, 2024 and 2023, respectively.
The decrease in non-retail sales is due primarily to lower-price point and close-out sale purchases by outside retailers during the six months ended June 30, 2024, compared to the same period of the prior year.

Gross Profit and Earnings Before Income Taxes.

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Gross Profit	$482,883	$507,545	$(24,662)	(4.9)%
Earnings Before Income Taxes	36,009	66,699	(30,690)	(46.0)
As a percentage of total revenues, gross profit for the Aaron's Business increased to 64.3% during the six months ended June 30, 2024 compared to 63.4% for the comparable period in 2023. The factors impacting the change in gross profit are discussed below.
Gross profit for lease revenues and fees for the Aaron's Business was $460.4 million and $484.4 million during the six months ended June 30, 2024 and 2023, respectively, which represented a gross profit margin of 67.5% and 66.6% for the respective periods. The lower average lease portfolio contributed $22.0 million to the decline in gross profit and the lower lease renewal rate contributed $8.5 million to the decline in gross profit compared to the prior year period. This was partially offset by $3.8 million of lower idle inventory and $3.6 million in lower inventory costs compared to the prior year period.
Gross profit for retail sales for the Aaron's Business was $3.6 million and $4.0 million during the six months ended June 30, 2024 and 2023, respectively, which represented a gross profit margin of 29.3% and 26.5% for the respective periods. The increase in gross profit margin is primarily due to lower inventory costs in 2024 compared to 2023.
Gross profit for non-retail sales for the Aaron's Business was $7.1 million and $7.3 million during the six months ended June 30, 2024 and 2023, respectively, which represented a gross profit margin of 15.8% and 15.7% for the respective periods.
Earnings before income taxes for the Aaron's Business segment decreased by $30.7 million during the six months ended June 30, 2024 compared to the prior year period primarily due to the $24.7 million decrease in gross profit, higher other operating expense, and a higher provision for lease merchandise write-offs, partially offset by lower personnel costs.
BrandsMart Segment Results

	Six Months Ended June 30,		Change
(In Thousands)	2024	2023	$	%
Retail Sales	$267,943	$287,934	$(19,991)	(6.9)%
Gross Profit	63,440	70,704	(7,264)	(10.3)
(Loss) Earnings Before Income Taxes	(10,445)	195	(10,640)	nmf
Revenues. BrandsMart segment revenues, entirely comprised of retail sales were $267.9 million during the six months ended June 30, 2024, compared to $287.9 million during the six months ended June 30, 2023.
Gross Profit. Gross profit for retail sales for the BrandsMart segment was $63.4 million and $70.7 million during the six months ended June 30, 2024 and 2023, respectively. which represented a gross profit margin of 23.7% and 24.6% for the respective periods.
(Loss) Earnings before Income Taxes. The BrandsMart segment reported a loss before income taxes of $10.4 million during the six months ended June 30, 2024, compared to earnings before income taxes of $0.2 million for the comparable period in 2023. This is primarily due to the $7.3 million decrease in gross profit, higher other operating expense, partially offset by lower personnel costs.
Overview of Financial Position
The major changes in the condensed consolidated balance sheet from December 31, 2023 to June 30, 2024 include:
•Cash and cash equivalents decreased $24.9 million to $34.2 million at June 30, 2024. For additional information, refer to the "Liquidity and Capital Resources" section below.

•Other intangibles decreased $5.0 million due to amortization expense recognized during the six months ended June 30, 2024.
•Debt increased $21.8 million primarily due to higher purchases of lease merchandise to support growth in lease merchandise deliveries in our Aaron's Business segment during the six months ended June 30, 2024 in addition to costs associated with the opening of a new BrandsMart store. Refer to the "Liquidity and Capital Resources" section below for further details regarding the Company's financing arrangements.
Liquidity and Capital Resources
General
Our primary uses of capital have historically consisted of (a) buying merchandise; (b) personnel expenditures; (c) purchases of property, plant and equipment, including leasehold improvements for our new store concept and operating model; (d) expenditures related to corporate operating activities; (e) income tax payments; and (f) expenditures for acquisitions. The Company also periodically repurchases common stock and pays quarterly cash dividends. In 2024, uses of capital have included purchases of lease merchandise to support growth in lease merchandise deliveries in our Aaron's Business segment, and ongoing costs associated with the opening of a new BrandsMart store.
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
As of June 30, 2024, the Company had $34.2 million of cash and $207.1 million of availability under its $275.0 million Revolving Facility which is further described in Note 3 to the condensed consolidated financial statements.
Cash (Used in) Provided by Operating Activities
Cash used in operating activities was $6.9 million during the six months ended June 30, 2024, compared to cash provided by operating activities of $114.4 million during the six months ended June 30, 2023, respectively. The decrease in operating cash flows was primarily driven by lower consolidated earnings results during the six months ended June 30, 2024 compared to the same period in the prior year, as well as higher lease merchandise purchases to support growth in lease merchandise deliveries at the Aaron's Business. Other changes in cash provided by operating activities are discussed above in our discussion of results for the six months ended June 30, 2024.
Cash Used in Investing Activities
Cash used in investing activities was $30.1 million and $36.7 million during the six months ended June 30, 2024 and 2023, respectively. The $6.6 million decrease in investing cash outflows was primarily due to $3.3 million higher proceeds from the sale of property, plant and equipment, as well as $2.0 million in proceeds received during the six months ended June 30, 2024 in other investing-related activities, which includes proceeds from the sale of stores and benefits received from Company-owned life insurance contracts related to the deferred compensation plan. The overall decrease was partially offset by $1.3 million lower cash outflows for purchases of property, plant and equipment primarily related to GenNext initiatives, during the six months ended June 30, 2024 compared to the prior year period.
Cash Provided by (Used in) Financing Activities
Cash provided by financing activities was $12.2 million during the six months ended June 30, 2024 compared to cash used in financing activities of $67.0 million during the six months ended June 30, 2023. The $79.2 million change in financing cash flows during the six months ended June 30, 2024 was primarily due to a $78.2 million decrease in net repayments on the Company's borrowings under its Credit Facility, partially offset by $0.7 million in debt modification costs incurred during the six months ended June 30, 2024 as a result of the debt amendment further described in Note 3 to these condensed consolidated financial statements.
Share Repurchases
During the six months ended June 30, 2024, the Company did not repurchase any shares of its common stock. The Company's remaining share repurchase authorization was $127.0 million as of June 30, 2024.

Dividends
In May 2024, the Board approved a quarterly dividend of $0.125 per share, which was paid on July 3, 2024. Aggregate dividend payments for the six months ended June 30, 2024 were $7.6 million, compared to $7.3 million in the same period of the prior year. We expect to continue paying this quarterly cash dividend, subject to further approval from our Board. Although we expect to continue to pay a quarterly cash dividend, the timing, declaration, amount and payment of future dividends to shareholders falls within the discretion of our Board. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividend.
Debt Financing
As of June 30, 2024, the total available credit under the Credit Facility (defined below) was $207.1 million, which reflects borrowings of $167.3 million under the Term Loan, $48.9 million of outstanding borrowings under the Revolving Facility and approximately $19.0 million for our outstanding letters of credit.
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
As a result of the amendment, during the six months ended June 30, 2024, the Company incurred $0.7 million in creditor and third-party fees. These fees were capitalized and included within prepaid expenses and other assets in the condensed and consolidated balance sheets, and will be amortized over the remaining life of the Revolving Facility. The Company expensed $0.6 million of unamortized debt issuance costs due to the reduction in the borrowing capacity of its Revolving Facility.
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
If we fail to comply with these covenants, we will be in default under these agreements, and all borrowings outstanding could become due immediately. Under the Credit Facility and the Franchise Loan Facility (as defined below), we may pay cash dividends in any year so long as, after giving pro forma effect to the dividend payment, we maintain compliance with our financial covenants and no event of default has occurred or would result from the payment. We are in compliance with all covenants under the Credit Facility at June 30, 2024.
Commitments
Income Taxes
During the six months ended June 30, 2024, we made net income tax payments of $1.0 million. Within the next six months, we anticipate making estimated cash payments of $2.0 million for federal income taxes and $1.0 million for state income taxes.
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
As further described in Note 3 to the accompanying condensed consolidated financial statements, the Company entered into a Franchise Loan Facility agreement on April 1, 2022 that has been amended twice since that date. The most recent amendment, which occurred on February 23, 2024, amended the Franchise Loan Facility to conform to the changes resulting from the amendment to its Credit Facility described in Note 3, and to extend the maturity date to March 29, 2025. On April 12, 2024, pursuant to the terms of the Franchise Loan Facility, the Company voluntarily reduced the commitment amount to $3.5 million. As of June 30, 2024, the Franchise Loan Facility has a total commitment amount of $3.5 million, and the maximum amount that the Company would be obligated to repay in the event franchisees defaulted was $2.1 million, which would be due in full within 75 days of the event of default.
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
Since the inception of the franchise loan program in 1994, losses associated with the program have been insignificant. However, such losses could be significant in a future period due to potential adverse trends in the liquidity and/or financial performance of the Company's franchisees resulting in an event of default or impending defaults by franchisees. The Company records a liability related to estimated future losses from repaying the franchisees' outstanding debt obligations upon any possible future events of default. This liability is included in accounts payable and accrued expenses in the consolidated balance sheets and was $0.2 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively. The liability for both periods included qualitative consideration of potential losses, including uncertainties impacting the operations and liquidity of our franchisees. Uncertainties include inflationary pressures in the macroeconomic environment.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, the Company had $216.2 million of borrowings outstanding under the Credit Facility, further described in Note 3 to the accompanying consolidated financial statements. Borrowings under the Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) the forward-looking term rate based on the SOFR plus an applicable margin ranging between 1.50% and 2.25%, based on the Company's Total Net Debt to EBITDA Ratio, or (ii) the base rate plus an applicable margin, which is 1.00% lower than the applicable margin for SOFR loans. The variable rates associated with these facilities exposes us to the risk of increased costs if interest rates rise while we have outstanding borrowings tied to variable rates.
In March 2023, the Company entered into a non-speculative interest rate swap agreement for an aggregate notional amount of $100.0 million with a forward effective date of April 28, 2023 and a termination date of March 31, 2027. The purpose of this hedge is to limit the Company's exposure of its variable interest rate debt by effectively converting it to fixed interest rate debt. Based on the Company's variable-rate debt outstanding as of June 30, 2024, a hypothetical 10% increase or decrease in interest rates would increase or decrease interest expense by approximately $0.8 million on an annualized basis.
We do not use any other significant market risk sensitive instruments to hedge commodity, foreign currency or other risks, and hold no market risk sensitive instruments for trading or speculative purposes.

ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report. Based on management's evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2024, as a result of a previously identified material weakness in our internal control over financial reporting, as described below.
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
Remediation Efforts
As previously disclosed, the Company has commenced implementing a remediation plan to address the material weakness described above. Management continues to evaluate the design and operating effectiveness of ITGCs for key applications at BrandsMart. During the six months ended June 30, 2024, access rights and assigned job responsibilities were modified to resolve instances of inappropriate user access capabilities, program changes, and segregation of duties conflicts where needed. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
There were no material errors in the financial results or balances identified as a result of the control deficiencies, and there were no restatements of prior period financial statements and no changes in previously released financial results were required as a result of these control deficiencies.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above with respect to the identified material weakness, there were no changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
In Jacob Atkinson v. Aaron’s, LLC dba Aaron’s Sales & Lease Ownership, LLC et al., Civil Action NO. 23-2-19649-0 (King Cnty. Sup Ct.), filed on October 11, 2023, plaintiff alleges that the Company violated Washington’s Equal Pay and Opportunity Act, RCW 49.58.110, because certain of the Company’s job postings did not include a wage scale or salary range. Because the statute is new, issues including standing, applicability as to who it covers, and the constitutionality of the statutory penalty have not been determined. Plaintiff seeks injunctive and declaratory relief and also seeks certification of a putative class. On November 14, 2023, the Company removed the lawsuit to federal court in the United States District Court for the Western District of Washington. On January 22, 2024, the Company filed a motion to dismiss the lawsuit. On April 30, 2024, the Company's motion to dismiss was granted by the district court without prejudice and with leave to amend. On May 8, 2024, and on June 26, 2024, the district court granted in part motions for partial reconsideration filed by plaintiff and the Company, respectively. As a result, the district court remanded the proceeding to the King County Superior Court in Washington state and also struck part of the initial order granting the Company's motion to dismiss. The Company has not yet answered or otherwise responded to the complaint.
The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such losses is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. Other than as described above, there is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2024. For further information, see Note 5 to the condensed consolidated financial statements under the heading "Legal Proceedings," which discussion is incorporated by reference in response to this Item 1.
ITEM 1A.RISK FACTORS
In addition to the information set forth in this report, you should carefully consider the following risk factors related to the Merger as well as the risk factors that affect our business and financial results that are discussed in Part I, Item 1A, of the 2023 Annual Report.
Risks Related to our Agreement and Plan of Merger with IQVentures
A failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
Completion of the Merger is not assured and is subject to risks, including the risk that approval of the transaction by the Company’s shareholders or by governmental agencies will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including:
•having to pay expenses relating to the Merger without receiving the benefits of the Merger, including, expenses incurred in connection with any litigation that may result from the announcement or pendency of the Merger, and in certain circumstances, a termination fee of $12.5 million to Parent;
•the market's perception of the Company’s continuing business and future prospects could adversely affect the Company's relationships with employees, customers, supplier, franchisees, vendors, purchasing agents and other business partners; and
•the market price of the Company's shares may decline based on a number of factors including (1) the reason for which the Merger Agreement was terminated and whether such termination results from factors adversely affecting the Company, (2) the possibility that the marketplace would consider the Company to be an unattractive acquisition candidate, (3) the possible sale of shares by short-term investors following an announcement of the termination of the Merger Agreement, and (4) the extent that the current market prices reflect an assumption by the market that the Merger will be completed.
Until the Merger is completed, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, operating results, cash flows and business.
Uncertainty about the effect of the Merger on employees, customers, suppliers, franchisees and other parties may have an adverse effect on us. The pending Merger may impair our ability to attract, retain and motivate key personnel, and could cause customers, suppliers, franchisees and others to seek to change existing business relationships with us. Preparing for the completion of the Merger may also require substantial management time and effort. Any significant diversion of management attention away from ongoing business concerns could affect our financial results.

In addition, the Merger Agreement contains certain restrictions on the conduct of the Company’s business prior to the completion of the Merger. These restrictions may delay or prevent the Company from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the Merger or termination of the Merger Agreement.
The Merger Agreement contains provisions that limit the Company's ability to pursue alternatives to the Merger, which could discourage a potential acquirer of the Company from making an alternative transaction proposal and, in certain circumstances, could require the Company to pay Parent a significant termination fee.
Under the Merger Agreement, the Company is restricted, subject to limited exceptions, from entering into alternative transactions in lieu of the Merger. In general, unless and until the Merger Agreement is terminated, the Company is restricted from, among other things, soliciting, initiating, knowingly encouraging or facilitating a competing acquisition proposal from any person. The Company’s board of directors is limited in its ability to change its recommendation to shareholders with respect to the Merger. The Company may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the Merger Agreement, in the event the Company terminates the Merger Agreement to accept a superior proposal, or under certain other circumstances, the Company would be required to pay a termination fee of $12.5 million to Parent.
Completion of the Merger is subject to conditions and if these conditions are not satisfied or waived, the Merger will not be completed.
The obligations of the Company and Parent to complete the Merger are subject to satisfaction or waiver of a number of conditions. The obligations of the Company and Parent are each subject to, among other conditions: (i) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares entitled to vote at a meeting of the shareholders of the Company called for the purposes of considering and taking action upon the adoption of the Merger Agreement and the Merger; (ii) the receipt of required regulatory approvals; and (iii) the absence of any applicable law or order, judgment, ruling, injunction or determination of a governmental entity prohibiting the consummation of the transactions contemplated by the Merger Agreement. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 29, 2024. Each party's obligation to consummate the Merger is also subject to certain additional conditions that include the accuracy of the other party's representations and warranties contained in the Merger Agreement (subject to certain materiality qualifiers), the other party's compliance with its covenants and agreements contained in the Merger Agreement in all material respects and there not have occurring any Company Material Adverse Effect (as defined in the Merger Agreement). The consummation of the Merger is not subject to any financing condition.
Many of the conditions to completion of the Merger are not within either the Company's and Parent's control, and neither company can predict when or if these conditions will be satisfied. Although the Company, Parent and Merger Sub have agreed in the Merger Agreement to use their respective reasonable best efforts, subject to certain limitations, to complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied.
Subject to certain limitations, at any time prior to shareholder approval of the Merger, the Company's board of directors may withdraw or change its recommendation of the Merger in response to a Company Superior Proposal (as defined in the Merger Agreement) and the Company may terminate the Merger Agreement in order to enter into a definitive agreement with respect to such Company Superior Proposal, provided the Company has given Parent an opportunity to present revised terms that would cause such superior proposal to no longer constitute a Company Superior Proposal and subject to the payment by the Company to Parent of a termination fee of $12,500,000. Such termination fee may also be payable in connection with other terminations of the Merger Agreement pursuant to the terms thereof.
The Company may also terminate the Merger Agreement if (i) all of the conditions to closing have been satisfied (other than the conditions to the obligations of the Company contained in Section 7.3 of the Merger Agreement and those conditions that are to be satisfied by actions taken at the closing), (ii) the Company provides written notice to Parent that the Company is ready, willing and able to consummate the Merger and (iii) Parent fails to consummate the Merger within two business days of such notice and the Company remained ready, willing and able to consummate the Merger through such two business day period. In the event of such termination, Parent is required to pay to the Company a termination fee of $22,000,000.
In addition, and subject to certain limitations, either party may terminate the Merger Agreement if (1) the Merger is not consummated by November 30, 2024 or (2) any laws are enacted, enforced or adopted or final governmental order is issued enjoining or otherwise prohibiting the consummation of the Transactions. If the Merger Agreement is so terminated by either party, and subject to certain additional terms, Parent is required to pay to the Company a termination fee of $12,500,000.
Satisfying the conditions to and completion of the Merger may take longer, and could cost more, than the Company and Parent expect. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the Company and Parent not to realize some or all of the benefits that the parties expect to achieve if the Merger is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. See the risk factor entitled "A failure to complete the Merger on the terms reflected in the Merger Agreement or at all could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price," above.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents our share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2024 through April 30, 2024	—	—	—	$127,017,800
May 1, 2024 through May 31, 2024	—	—	—	127,017,800
June 1, 2024 through June 30, 2024	—	—	—	127,017,800
Total	—		—
1 Share repurchases are conducted under authorizations made from time to time by our Board. The most recent authorization was publicly announced on March 2, 2022, which increased the Company's share repurchase authorization amount to $250.0 million from the previous authorized amount of $150.0 million, and extended the maturity date by one year to December 31, 2024. Subject to the terms of our Board's authorization, the Merger Agreement and applicable law, repurchases may be made at such times and in such amounts as the Company deems appropriate through December 31, 2024. Repurchases may be discontinued at any time.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Securities Trading Plans of Directors and Officers
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6.EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1†
Agreement and Plan of Merger, dated June 16, 2024, by and among IQVentures Holdings, LLC, Polo Merger Sub, Inc. and The Aaron's Company, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.1#
The Aaron's Company, Inc. Amended and Restated 2020 Equity and Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the SEC on May 16, 2024).

10.2*#	Transaction Success Bonus Letter Agreement by and between The Aaron's Company, Inc. and C. Kelly Wall, dated as of June 28, 2024.

10.3*#	Transaction Success Bonus Letter Agreement by and between The Aaron's Company, Inc. and Rachel G. George, dated as of June 28, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)

*Filed herewith.

†Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

#Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE AARON’S COMPANY, INC.
(Registrant)

Date:	August 5, 2024	By:	/s/ C. Kelly Wall
C. Kelly Wall
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2024	By:	/s/ Douglass L. Noe
Douglass L. Noe
Vice President, Corporate Controller
(Principal Accounting Officer)